Form 10QSB
period 2000-01-31
LITTLE CREEK INC
filed 2000-02-01
CIK 1100125

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                    0-28325


                                 LITTLE CREEK, INC.
                 (Name of Small Business Issuer in its Charter)


                  UTAH                                  87-0642252
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                         5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)262-8844

                                       N/A
                                   -----------
          (Former Name or Former Address, if changed since last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes  X    No
         ----     ----                  ----         ----

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                JANUARY 31, 2000
                                    1,491,483


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents Incorporated by Reference" is contained in
Item 6 of this Report.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                               LITTLE CREEK, INC.
                                 BALANCE SHEETS
                       January 31, 2000 and July 31, 1999

                                                                            1/31/00               7/31/99
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets
           Cash                                                       $                0    $                0
           Total Assets                                               $                0    $                0
                                                                        =================     =================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accounts payable                                                $            1,000    $            1,000
      Loans from stockholders                                         $              194    $            1,476
                                                                        -----------------     -----------------
           Total Liabilities                                                       1,194                 2,476

Stockholders' Equity:
      Common Stock, $.001 par value;
           authorized 50,000,000 shares; issued and
           outstanding, 1,491,483 shares                                           1,491                 4,875
      Paid-in Capital                                                             41,491                36,631
      Accumulated Deficit                                                        (44,176)              (43,982)
                                                                        -----------------     -----------------
           Total Stockholders' Deficit                                            (1,194)               (2,476)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                $                0    $                0
                                                                        =================     =================

NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The July 31, 1999, balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

                               LITTLE CREEK, INC.
                            STATEMENTS OF OPERATIONS
       For the Three and Six Month Periods Ended January 31, 2000 and 1999

                                                     Three Months       Three Months      Six Months      Six Months
                                                         Ended             Ended            Ended           Ended
                                                        1/31/00           1/31/99          1/31/00         1/31/99
                                                    ----------------   ---------------   -------------   -------------
                                                      [Unaudited]       [Unaudited]        [Unaudited]   [Unaudited]
REVENUE
     Income                                       $               0  $              0 $             0 $             0
                                                    ----------------   ---------------   -------------   -------------
NET REVENUE                                                       0                 0               0               0

Operating Expenses
     Office Expenses                                            100                 0             194               0
     Professional Fees                                            0                 0               0               0
                                                    ----------------   ---------------   -------------   -------------
Total Operating Expenses                                        100                 0             194               0

                                                    ----------------   ---------------   -------------   -------------
Net Income Before Taxes                           $            (100) $              0 $          (194)$             0
                                                    ================   ===============   =============   =============

Income/Franchise taxes                                            0                 0               0               0

Net loss                                                       (100)                0            (194)              0

Loss Per Share                                    $           (0.01) $          (0.01)$         (0.01)$         (0.01)
                                                    ================   ===============   =============   =============

Weighted Average Shares Outstanding                       1,491,483         4,875,000       1,773,443       4,875,000
                                                    ================   ===============   =============   =============

                               LITTLE CREEK, INC.
                            STATEMENTS OF CASH FLOWS
       For the Three and Six Month Periods Ended January 31, 2000 and 1999

                                                       Three Months      Three Months       Six Months        Six Months
                                                           Ended             Ended            Ended             Ended
                                                          1/31/00           1/31/99          1/31/00           1/31/99
                                                       --------------    --------------   ---------------   ---------------
                                                        [Unaudited]       [Unaudited]      [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------
  Net Loss                                           $          (100)  $             0  $           (194) $              0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in Accounts Payable                        0                 0                 0                 0
    Increase/(Decrease) in loans from shareholder                100                 0               194                 0
                                                       --------------    --------------   ---------------   ---------------
      Net Cash Used For Operating Activities                       0                 0                 0                 0
                                                       ==============    ==============   ===============   ===============

Cash Flows Provided by Financing Activities                        0                 0                 0                 0
-------------------------------------------------------

      Net Increase In Cash                                         0                 0                 0                 0

      Beginning Cash Balance                                       0                 0                 0                 0

      Ending Cash Balance                          $               0 $               0 $               0 $               0
                                                       --------------    --------------   ---------------   ---------------

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations during the period ending January 31, 2000, or since before 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advance by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The Company has had no business operations during the quarterly period ended January 31, 2000 or since on or before approximatly 1989. During the quarterly period ended January 31, 2000, the Company received no revenue and incurred expenses of $100, stemming from general office expenses.

Liquidity.

     At January 31, 2000, the Company had total current assets of $0 and total liabilities of $1,194.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable.

Item 3.Defaults Upon Senior Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.Other Information.

None; not applicable

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.

None; Not Applicable.

(b)Reports on Form 8-K.

None; Not Applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LITTLE CREEK, INC.



Date: 2-1-00            /S/ TRAVIS JENSON
                        Travis Jenson, President and Director



Date: 2-1-00            /S/ THOMAS HOWELLS
                        Thomas Howells, Vice President and Director



Date: 2-1-00            /S/ JAMES DOOLIN
                        James Doolin, Treasurer and Director