Form 10QSB
period 2000-04-30
LITTLE CREEK INC
filed 2000-05-30
CIK 1100125

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2000

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

                                 APRIL 30, 2000
                                    1,491,483


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

     In accordance with the Securities and Exchange Commission's Audit Committee Disclosure requiring that companies' independent auditors review the companies financial information prior to the companies filing their Quarterly Reports on Form 10-Q or Form 10-QSB with the Commission. The Company's auditor, Mantyla McReynolds, CPA, has reviewed and has retained a copy of these financial statements, but has offered no opinion as to their accuracy, completion, or conformance to accounting standards.

                               LITTLE CREEK, INC.
                                 BALANCE SHEETS
                       April 30, 2000 and July 31, 1999

                                                                            4/30/00               7/31/99
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets
           Cash                                                       $           16,000    $           16,000
           Total Assets                                               $                0    $                0
                                                                        =================     =================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Accounts payable                                                $            1,000    $            1,000
      Loans from stockholders                                         $            1,862    $            1,476
Other Liabilities:
      Notes Payable                                                   $           16,000    $                0

                                                                        -----------------     -----------------
           Total Liabilities                                                      18,862                 2,476

Stockholders' Equity:
      Common Stock, $.001 par value;
           authorized 50,000,000 shares; issued and
           outstanding, 1,491,483 shares                                           1,491                 4,875
      Paid-in Capital                                                             41,491                36,631
      Accumulated Deficit                                                        (45,844)              (43,982)
                                                                        -----------------     -----------------
           Total Stockholders' Deficit                                            (2,862)               (2,476)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                $           16,000    $                0
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

                               LITTLE CREEK, INC.
                            STATEMENTS OF OPERATIONS
       For the Three and Nine Month Periods Ended April 30, 2000 and 1999

                                                     Three Months       Three Months      Nine Months      Nine Months
                                                         Ended             Ended            Ended           Ended
                                                       4/30/00            4/30/99          4/30/00         4/30/99
                                                    ----------------   ---------------   -------------   -------------
                                                      [Unaudited]       [Unaudited]        [Unaudited]   [Unaudited]
REVENUE
     Income                                       $               0  $              0 $             0 $             0
                                                    ----------------   ---------------   -------------   -------------
NET REVENUE                                                       0                 0               0               0

Operating Expenses
     Office Expenses                                            793                 0             987               0
     Professional Fees                                          875                 0             875               0
                                                    ----------------   ---------------   -------------   -------------
Total Operating Expenses                                      1,668                 0            1,862              0

                                                    ----------------   ---------------   -------------   -------------
Net Income Before Taxes                           $          (1,668) $              0 $        (1,862)$             0
                                                    ================   ===============   =============   =============

Income/Franchise taxes                                            0                 0               0               0

Net loss                                                     (1,668)                0          (1,862)              0

Loss Per Share                                    $           (0.01) $          (0.01)$         (0.01)$         (0.01)
                                                    ================   ===============   =============   =============

Weighted Average Shares Outstanding                       1,491,483         4,875,000       1,679,456       4,875,000
                                                    ================   ===============   =============   =============

                               LITTLE CREEK, INC.
                            STATEMENTS OF CASH FLOWS
       For the Three and Nine Month Periods Ended April 30, 2000 and 1999

                                                       Three Months      Three Months      Nine Months        Nine Months
                                                           Ended             Ended            Ended             Ended
                                                          4/30/00           4/30/99          4/30/00           4/30/99
                                                       --------------    --------------   ---------------   ---------------
                                                        [Unaudited]       [Unaudited]      [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------
  Net Loss                                           $        (1.668)  $             0  $         (1,862) $              0
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in Accounts Payable                        0                 0                 0                 0
    Increase/(Decrease) in loans from shareholder              1,668                 0             1,862                 0
                                                       --------------    --------------   ---------------   ---------------
      Net Cash Used For Operating Activities                       0                 0                 0                 0
                                                       ==============    ==============   ===============   ===============

Cash Flows Provided by Financing Activities
-------------------------------------------------------

     Increase/(Decrease) in Notes Payable                     16,000                 0            16,000                 0

      Net Increase In Cash                                         0                 0                 0                 0

      Beginning Cash Balance                                       0                 0                 0                 0

      Ending Cash Balance                          $          16,000 $               0 $          16,000 $               0
                                                       --------------    --------------   ---------------   ---------------

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has commenced initiation of it business plan during the period ending April 30, 2000. The Company raised capital, through a debt offering, to purchase recreational vehicles for the intent of renting or leasing them to individuals or companies.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company's vehicles and acquiring more vehicles if neccessary, insuring the vehicles, advertising, payroll, and general office expenses, which include but are not limited to: maintaining the Company's "good standing" status in the State of Utah, keeping its reports "current" with the Securities and Exchange Commission, and the payment of expenses associated with reviewing or investigating any additional business ventures. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.

     The Company initiated operations during the quarterly period ended April 30, 2000. During the quarterly period ended April 30, 2000, the Company received no revenue, incurred expenses of $1,668, resulting from general office expenses, and raised $16,000 through debt financing to further the Company's business plan.

Liquidity.

     At April 30, 2000, the Company had total current assets of $16,000 and total liabilities of $18,862.

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

                                  LITTLE CREEK, INC.



Date:5/11/00            /S/TRAVIS JENSON
                        Travis Jenson, President and Director



Date:5/11/00            /S/JAMES DOOLIN
                        James Doolin, Treasurer and Director