Form 10KSB
period 2000-07-31
LITTLE CREEK INC
filed 2000-09-13
CIK 1100125

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended July 31, 2000
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                                    0-28325


                                 LITTLE CREEK, INC.
                 (Name of Small Business Issuer in its Charter)


                  UTAH                                  87-0642252
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


           5525 SOUTH 900 EAST, SUITE 110, SALT LAKE CITY, UTAH 84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 231-6735


                               LITTLE CREEK, INC.
                                  -------------

          (Former Name or Former Address, if changed since last Report)
                                 Not Applicable


Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value common stock


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: July 31, 2000 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     July 31, 2000 - $196. There are approximately 196,365 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 AUGUST 10, 2000
                                    1,491,483

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

Little Creek, Inc., (the "Company") was organized under the laws of the State of Utah on September 30, 1980, under the name Blue Gander Exploration, Inc., to conduct any or all lawfull business for which corporations may be organized, including but not limited to:

A. To engage in natural resources ventures of all kinds, including but not limited to crude oil, natural gas, energy fuels of conventional or synthetic character and energy fuels of an alternative nature, e.t., wind, aolar, geothermal, tidal, nuclear fusion and biomass.

B. To acquire by purchase, exchange, gift, bequest, subscription or otherwise, and to hold, own mortgage, pledge, hypothecate, sell asign, transfer, exchange, or otherwise dispose of or deal in or with its own corporate securities or stock or other securities, including without limitations, other obligations, and any certificates, receipts or other property or assets created or issued by any person, firm, association, or corporation, or any government or subdivisions, agencies or instrumentalities thereof, to make payment therefore its own securities or to use its unrestricted and unreserved earned surplus for the purchase of its own shares, and to exercise as owner or holder an any securities, any and all rights, powers and priviliges in respect thereof.

C. To do each and every thing necessary, suitable or proper for the accomplishment of any of the purposes or the attainment of any one or more of the subjects herein enumerated, or which may at any time appear conducive to or expedient for protection or benefit of this corporation, and to do said acts as fully and to the same extent as natural persons might, or could do, in any part of the world as principals, agents, partners, trustees or otherwise, either alone or in conjuction with any other person, association of corporation.

The Company's initial authorized capital was $50,000 consisting of 50,000,000 shares of ($0.001) par value common voting stock. A copy of the Company's initial Articles of Incorporation is attached hereto and is incorporated herein by reference. See Part III, Item 1.

On October 29, 1988, the Articles of Incorporation were amended to reflect a 4 to 1 reverse split and a name change from Blue Gander Exploration, Inc. to North American Sign Corporation. A copy of the Articles of Amendment to the Articles of Incorporation is attached hereto and is incorporated herein by reference. See
Part III, Item 1.

On June 29, 1999 the Company was reinstated with the State of Utah after being involuntarily dissolved on May 1, 1990 for failure to file an annual report.

On August 16, 1999, the Articles of Incorporation were amended to reflect a 25 to 1 reverse split. A copy of the Articles of Amendment to the Articles of Incorporation is attached hereto and is incorporated hereing by reference. See
Part III, Item 1. All computations herein take into account the above mentioned reverse splitS.

On October 14, 1999, the Articles of Incorporation were amended to reflect a name change from North American Sign Corporation to Little Creek, Inc.


     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

Business.
---------

     At the time the Company was incorporated the Company was engaged in natural resources ventures of all kinds, including but not limited to crude oil, natural gas, energy fuels of conventional or synthetic character and energy fuels of an alternative nature, e.t., wind, solar, geothermal, tidal, nuclear fusion and biomass. Those operations proved to be unsuccessful. Currently, the Company offers short and long-term rentals of recreation vehicles to both businesses and individuals.

Risk Factors.
------------

EARLY STAGE OF DEVELOPMENT

     The Company has recently initiated its business objective of renting recreational equipment. It is subject to all of the risks inherent in any new business. These risks include:

     The need for substantial capital to support its development efforts; the need to attract and retain qualified personnel and experienced management; losses associated with start-up; and competition.

LOSSES ASSOCIATED WITH START-UP

     The Company's business operations are highly speculative and are subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Limited Assets; No proven source of Revenue. The Company has limited assets and has had no revenue for over the past ten years or to the date hereof. Although, the Company does plan on receiving revenues in the immediate future the Company can provide no assurance that the business operations will produce any material revenues for the Company or that the business will operate on a profitable basis.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has been no "established public market" for the Company's common stock during the last five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Reg.
Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products or Services and their Markets.
-------------------------------------------------

     The Company's principal products are rental equipment. The rental industry is a competitive market, but the Company believes that through a variety of advertisement mediums the Company may be able to obtain a share of the market.

Competition; Low Barriers to Entry
------------

     The market for recreational vehicles rentals is a relatively old and established market. The Company expects competition to persist, and possibly increase in the future. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions that could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company's ability to maintain future client relationships and generate new clients will depend to a significant degree on the quality of its services and its reputation among its clients and potential clients, compared with the quality of its services provided by, and the reputations of, the Company's competitors.

     There are relatively low barriers to entry into the Company's business. Because firms such as the Company rely on the skill of their personnel and the quality of its products offered, the Company has no patented products or services that would preclude or inhibit competitors from entering the Company's market.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
-----------------------------------------------------------------------------

     None; not applicable

Need for any Governmental Approval of Principal Products of Services.
---------------------------------------------------------------------

     The Company is not currently subject to direct government regulation, other than securities laws and the regulations thereunder applicable to all publicly owned companies, and laws and regulations applicable to businesses generally, and there are few laws or regulations directly applicable to rentals of recreational vehicles.

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Research and Development.
------------------------

     None; not applicable

Cost and Effects of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable

Number of Employees.
-------------------

     Other than the Company's Treasurer, James Doolin, the Company currently has no employees. Mr. Doolin will be responsible for all of the Company's operations for the foreseeable future. The Company will hire a service technician if necessary, and if the Company is able to pay the worker's wage or salary from operating revenue.


Item 2.  Description of Property.
         -----------------------

     The Company has two premium four-wheel recreational vehicles. Its business address is the office of one of its shareholder, Duane Jenson, and is provided rent-free. The Company has free access to Mr. Jenson's telephone and other office materials. Depending on the Company's growth, the Company may find it necessary to acquire an office and telephone system or its own, but management does not believe that this will be necessary in the near future.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended July 31, 2000, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There has been no "public market" for shares of common stock of the Company. However, the Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 103.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On  August  16,  1999,  the  Company  issued  295,118   "unregistered"  and
"restricted" shares at a value of $.005 per share to Jenson Services in consideration of the payment of $1,475.59 for audit and other corporate expenses incurred on behalf of the Company.

     On  August  16,  1999,  the  Company  issued  250,000   "unregistered"  and
"restricted" shares to each of the four officers and directors, for a total of 1,000,000 shares. These shares were in consideration of services rendered.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has engaged in its material operations, but has had no revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months is to continue its current rental business and to advertise through a variety of mediums including: web-page, newspapers and flyers.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing in the state of Utah, payment of expenses associated to maitaining the rental vehicles, and advertisements. As of July 31, 2000, the Company had $869 cash on hand. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such ventures.

Results of Operations.
----------------------

     The Company has been involved in maintaing the Company's good corporate standing in the State of Utah, acquiring recreational vehicles, obtaining business insurance, participating in financing activities and advertising.

     At July 31, 2000, the Company's had $12,637 of assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended July 31, 2000, the Company had a net loss of $9,625. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     As of July 31, 2000, the Company had cash on hand of $869. Management believes that these funds will be sufficient to allow it to advertise and establish a customer base. The Company's cash on hand will be sufficient to allow it to further operations; however, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maitaim a sufficient client base.

Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended July 31, 2000 and 1999

          Independent Auditors' Report

          Balance Sheets - July 31, 2000

          Statements of Operations for the years ended
          July 31, 2000 and 1999

          Statements of Stockholders' Equity for the years ended July 31, 2000 and 1999

          Statements of Cash Flows for the years ended
          July 31, 2000 and 1999

          Notes to the Financial Statements

                               LITTLE CREEK, INC.
                Formerly know as North American Sign Corporation
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                  July 31, 2000


                               Little Creek, Inc.
                Formerly know as North American Sign Corporation
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                                                            Page

Independent Auditors' Report                                                                                                  1

Balance Sheet -- July 31, 2000                                                                                                2

Statements of Operations for the years ended July 31, 2000 and 1999, and for the period from Reactivation [March 14, 1999] through July 31, 2000
                                                                                                                              3

Statements of Stockholders' Deficit for the years ended July 31, 2000 and
1999, and for the period from Reactivation [March 14, 1999] through July
31, 2000                                                                                                                      4

Statements of Cash Flows for the years ended July 31, 2000 and 1999, and
for the period from Reactivation [March 14, 1999] through July 31, 2000                                                       5

Notes to Financial Statements                                                                                              6 -- 9



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Little Creek, Inc. [a development stage company]


     We have audited the accompanying balance sheet of Little Creek, Inc. [a development stage company] as of July 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the periods ended July 31, 2000 and 1999, and for the period from Reactivation [March 14, 1999] through July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Creek, Inc. [a development stage company] as of July 31, 2000, and the results of operations and cash flows for the periods ended July 31, 2000 and 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations, minimal assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                          /S/ MANTYLA MCREYNOLDS
                                                              Mantyla McReynolds

Salt Lake City, Utah
August 18, 2000



                               Little Creek, Inc.
                Formerly know as North American Sign Corporation
                          [A Development Stage Company]
                                  Balance Sheet
                                  July 31, 2000


                                             ASSETS

Assets

Current Assets:
  Cash                                                                      $                   869
                                                                                 ------------------
  Total Current Assets                                                                          869

  Rental Equipment NOTES 1 & 7                                                               12,387
  Accumulated Depreciation                                                                     (619)
                                                                                 ------------------
   Net Property                                                                              11,768
                                                                                 ------------------
                       Total Assets                                            $             12,637
                                                                                 ==================

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accrued Interest                                                                              400
  Payable to shareholders                                                      $              1,862
                                                                                 ------------------
  Total Current Liabilities                                                                   2,262

  Notes payable - NOTE 6                                                                     16,000
                                                                                 ------------------
         Total Liabilities                                                                   18,262

Stockholders' Deficit:
  Capital Stock -- 50,000,000 shares authorized having a
   par value of $.001 per share; 1,491,483 shares issued
   and outstanding - NOTE 5                                                                   1,491
  Additional Paid-in Capital                                                                 46,491
  Accumulated Deficit                                                                       (53,607)
                                                                                 ------------------
                Total Stockholders' Deficit                                                  (5,625)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $             12,637
                                                                                 ==================
                 See accompanying notes to financial statements.





                               Little Creek, Inc.
                Formerly know as North American Sign Corporation
                          [A Development Stage Company]
                            Statements of Operations
       For the Years Ended July 31, 2000 and 1999, and for the Period from
              Reactivation [March 14, 1999] through July 31, 2000


                                                                                           Reactivation
                                                                                           through July
                                                      2000                1999               31, 2000
                                                 --------------      ---------------      ---------------
Revenues                                       $           -0-      $            -0-    $             -0-

General & Administrative Expenses                        9,225                 1,622               10,847

Other Income / Expense

        Interest Expense                                   400                                        400

                                                 --------------      ---------------      ---------------
              Operating Loss                            (9,625)              (1,622)             (11,247)

       Net Loss Before Income Taxes                     (9,625)              (1,622)             (11,247)

Current Year Provision for Income Taxes                    -0-                  -0-                  -0-
                                                 --------------      ---------------      ---------------

Net Loss                                       $        (9,625)    $         (1,622)   $         (11,247)
                                                 ==============      ===============      ===============


Loss Per Share                                 $          (.01)    $           (.01)   $            (.01)
                                                 ==============      ===============      ===============

Weighted Average Shares Outstanding                  1,383,557              196,365               843,924
                                                 ==============      ===============      ===============

                 See accompanying notes to financial statements.

                                        3


                               Little Creek, Inc.
                Formerly know as North American Sign Corporation
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
       For the Years Ended July 31, 2000 and 1999, and for the Period from
              Reactivation [March 14, 1999] through July 31, 2000


                                                             Additional                             Net
                               Common          Common          Paid-in         Accumulated     Stockholders'
                               Shares           Stock          Capital           Deficit          Deficit
                            ------------     ----------     ------------      ------------     -------------
Balance at reactivation, [March
14, 1999]                      4,875,000         4,875           36,631           (42,360)             (854)
Net loss for the period March
15, 1999 through July 31, 1999                                                     (1,622)           (1,622)
                            ------------     ----------     ------------      ------------     -------------
Balance, July 31, 1999         4,875,000         4,875           36,631           (43,982)           (2,476)
August 31, 1999, 25:1 reverse
stock split                   (4,678,635)       (4,679)           4,679

Issued stock for expenses
    ($.005 per share)            295,118           295            1,181                               1,476
Issued stock to officers
    ($.005 per share)          1,000,000         1,000            4,000                               5,000
Net Loss for year ended
    July 31,  2000                                                                 (9,625)           (9,625)

Balance, July 31, 2000         1,491,483     $   1,491      $    46,491       $   (53,607)     $     (5,625)
                            ============     ==========     ============      ============     =============

















                 See accompanying notes to financial statements.

                                       4

                               Little Creek, Inc.
                Formerly know as North American Sign Corporation
                          [A Development Stage Company]
                            Statements of Cash Flows
       For the Years Ended July 31, 2000 and 1999, and for the Period from
              Reactivation [March 14, 1999] through July 31, 2000

                                                                                         Reactivation
                                                                                         through July
                                                            2000            1999           31, 2000
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                             $        (9,625) $       (1,622) $        (11,247)
Adjustments to reconcile net income to net cash provided by
 operating activities:
      Depreciation                                               619                               619
     Issued shares for services                                4,000                             4,000
     Increase in current liabilities                             400           1,622             2,022
     Increase in loans from shareholders                       1,862                             1,862
                                                         -----------     -----------     -------------
       Net Cash Used for Operating Activities                 (2,744)            -0-            (2,744)

Cash Flows Provided by Investing Activities
     Cash used to purchase equipment                         (12,387)                          (12,387)
                                                         -----------     -----------     -------------
     Net cash used for investing activities                  (12,387)                          (12,387)

Cash Flows Provided by Financing Activities
     Notes payable                                            16,000                            16,000
                                                         -----------     -----------     -------------
     Net cash from financing activities                       16,000                            16,000

                                                         -----------     -----------     -------------
           Net Increase/(Decrease) in Cash                       869             -0-               869

Beginning Cash Balance                                           -0-             -0-               -0-
                                                         -----------     -----------     -------------

Ending Cash Balance                                              869  $          -0-  $            869
                                                         ===========     ===========     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest             $           -0-   $         -0-  $            -0-
  Cash paid during the year for income taxes         $           -0-   $         -0-  $            -0-








                 See accompanying notes to financial statements.




                                        5

                               Little Creek, Inc.
                Formerly know as North American Sign Corporation
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  July 31, 2000

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (a)    Organization

               Little Creek, Inc. incorporated under the laws of the State of Utah on September 30, 1980 under the name of Blue Gander Exploration, Inc. On October 29, 1988 the Company amended its Articles of Incorporation and changed its name to North American Sign Corporation. The Company engaged in various investment activities through 1990. The Company was involuntarily dissolved in May 1, 1990 for failure to file an annual report. Since that time the Company was left dormant until March 14, 1999 when it was reactivated. On October 14, 1999 the company amended its Articles of Incorporation and changed its name to Little Creek, Inc.

               The company is in the business of renting all terrain equipment to the general public. No revenue has been generated as of July 31, 2000 from renting the equipment.

               The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of July 31, 2000 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation of loss per share for the periods presented because their inclusion is antidilutive.



NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]

                               Little Creek, Inc.
                Formerly know as North American Sign Corporation
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  July 31, 2000
                                   [Continued]


               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $869 cash at July 31, 2000.


               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


               (f)    Depreciation

               Depreciation is computed principally using straight line based upon the various classes of assets. Expenditures for maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized.


NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses since inception amounting to $53,207, has minimal assets, and has a net working capital deficiency at July 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               The company has invested in rental equipment but has not yet begun to recognize any revenues. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               Little Creek, Inc.
                Formerly know as North American Sign Corporation
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  July 31, 2000
                                   [Continued]
NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2020. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                             NOL
Description                                Balance          Tax           Rate
   Federal Income Tax                          $10,847        $1,627      15%
   State Income Tax                             10,847           542       5%
   Valuation allowance                                        (2,169)
                                                       -------------
        Deferred tax asset 7/31/2000                              $0


NOTE 4         SHAREHOLDER LOAN

               A shareholder has paid expenses on behalf of the Company in the amount of $1,862 and $622 for the periods ended July 31, 2000 and 1999, respectively. The Company has recorded a liability for these expenses to the shareholder. This unsecured loan bears no interest and is due on demand.


NOTE 5         COMMON STOCK/RELATED PARTY TRANSACTION

               On August 16, 1999, the Company's Board of Directors resolved to effect a reverse split of the outstanding common stock on the basis of 25 for one, effective August 31, 1999, while retaining the current authorized capital and par value. No stockholder shall own less than 100 post split shares; appropriate adjustments are to be made to the stated capital accounts and capital surplus accounts.

               Also, on August 16, 1999, the directors resolved to issue post split shares in the following manner:

Description                                                   Number of Shares
--------------------------------------------      ----------------------------
Issued to shareholder for loan                                         295,118
Issued to directors for services                                     1,000,000
                                                  ----------------------------
     Total shares issued                                             1,295,118

                               Little Creek, Inc.
                Formerly know as North American Sign Corporation
                         [A Development Stage Company]
                   Notes to Financial Statements July 31, 2000
                                  [Continued]

NOTE 6         NOTES  PAYABLE

               The Company borrowed funds at an interest rate of ten percent (10%) per annum with no interest paid until maturity. The debenture matures three years from the date of the loan, with the privilege, however, of converting the loan, principal and accrued interest into common shares of the company's one mill ($.001) par value stock, at the rate of either ten cent ($.10) per share or the average closing bid price of the last three trading days, whichever rate is of greater value per share.


NOTE 7         RENTAL EQUIPMENT

               The equipment is carried at cost of $12,387. The current years depreciation is $619.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None; not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Travis T. Jenson      President        11/96          *
                      Director         11/96          *

Thomas J. Howells     Vice President   11/96          *
                      Director         11/96          *

James P. Doolin       Treasurer        03/99          *
                      Director         03/99          *


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

Travis T. Jenson, President and a director is 27 years of age. Mr. Jenson graduated from Westminster College of Salt Lake City, Utah, with a Bachelor of Science degree in 1995. Mr. Jenson has been working as an investment consultant with Jenson Services since 1996.

Thomas J. Howells, Vice President and a director is 27 years of age. Mr. Howells graduated from Westminster College of Salt Lake City, Utah, with a Bachelor of Arts degree in 1993. Mr. Howells has been working as an investment consultant with Jenson Services since 1996.

James P. Doolin, Treasurer and a director is 23 years of age. Mr. Doolin received a bachelors degree from the University of Utah in Business in June 1998. Mr. Doolin has managed Hillside Tire & Service, in Salt Lake City, Utah, for the past four years and worked with Jenson Services since 1998.

Significant Employees.
----------------------

The Company has no employees who are not executive officers.

Family Relationships.
---------------------

There are no family relationships between any director or executive officer. Travis Jenson is a son of Duane Jenson, the majority shareholder of Jenson Services.

Involvement in Certain Legal Proceedings.
-----------------------------------------

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)  was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Each of the Company's directors has filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Travis T.
Jenson,       07/31/00    0     0     0  250,000   0     0   0
President,    07/31/99    0     0     0     0      0     0   0
Director      07/31/98    0     0     0     0      0     0   0


Thomas J.
Howells       07/31/00    0     0     0  250,000   0     0   0
Vice Pres./   07/31/99    0     0     0     0      0     0   0
Director      07/31/98    0     0     0     0      0     0   0


Nick          07/31/00    0     0     0  250,000   0     0   0
Lovato,       07/31/99    0     0     0     0      0     0   0
Secretary     07/31/98    0     0     0     0      0     0   0
Director

James P.
Doolin        07/31/00    0     0     0  250,000   0     0   0

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending July 31, 2000, 1999, or 1998, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of August 10, 2000, with the computations being based upon 1,491,483 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------
Jenson Services, Inc.*        295,118                    20%

Travis T. Jenson              250,000                    17%

Thomas J. Howells             250,000                    17%

Nick Lovato                   250,000                    17%

James P. Doolin               250,000                    17%
                              -------                    -----
                            1,295,118                    87%

          * Duane S. Jenson is the President of Jenson Services, Inc., and may be deemed the beneficial owner of Jenson Services, Inc.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Travis T. Jenson                 250,000              17%
450 E. Aspen Drive
Park City, UT 84098

Thomas J. Howells                250,000              17%
8495 South Terrace Drive
Sandy, UT 84093

James P. Doolin                  250,000              17%
3288 East Fort Union Blvd
SLC, UT 84107
                                 -------              ------
All directors and
executive officers               750,000              51%
as a group (3 persons)


Changes in Control.
-------------------

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     The Company's Secretary, Nick Lovato, resigned as officer and director of April 25, 2000. For a description of any other transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None.

Exhibits
--------

Exhibit
Number                             Description
-------                            -----------

  27                                 Financial Data Schedule

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LITTLE CREEK, INC.



Date:09/11/00                          /S/TRAVIS JENSON
                                       Travis Jenson
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       LITTLE CREEK, INC.



Date:09/11/00                          /S/TRAVIS JENSON
                                       Travis Jenson
                                       President and Director


Date:09/11/00                          /S/JAMES DOOLIN
                                       James Doolin
                                       Treasurer and Director