Form 10QSB
period 2000-10-31
LITTLE CREEK INC
filed 2000-11-22
CIK 1100125

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2000

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

                                October 31, 2000
                                    1,491,483


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



                               Little Creek, Inc.
                                  Balance Sheet
                                October 31, 2000


                                                        10/31/2000       07/31/2000
                                                       -------------    -------------
                                                        [Unaudited]       [Audited]
                                       ASSETS

Assets
        Current Assets:
        Cash                                          $        1,444   $          869
                                                       -------------    -------------
        Total Current Assets:                                  1,444              869

        Rental Equipment                                      12,387           12,387
        Accumulated Depreciation                             (1,238)            (619)
                                                       -------------    -------------
        Net Property                                          11,149           11,768

        Total Assets                                  $       12,593   $       12,637
                                                       -------------    -------------

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Current Liabilities:
    Accrued Interest                                  $          800   $          400
    Payable to shareholders                                    1,862            1,862
                                                       -------------    -------------
    Total Current Liabilities                                  2,662            2,262

    Notes Payable                                             16,000           16,000

Total Liabilities                                             18,662           18,262
                                                       -------------    -------------

Stockholders' Deficit:
    Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 1,491,483 shares                          1,491            1,491
    Paid-in Capital                                           46,491           46,491
    Accumulated Deficit                                      (54,051)         (53,607)
                                                       -------------    -------------
        Total Stockholders' Deficit                           (6,069)          (5,625)

        Total Liabilities and Stockholders' Deficit   $       12,593   $       12,637
                                                       =============    =============





                               Little Creek, Inc.
                             Statement of Operations
           For the three month period ended October 31, 2000 and 1999

                                               Three           Three
                                              Months          Months
                                               Ended           Ended
                                            10/31/2000      10/31/1999
                                           -------------   -------------
                                            [Unaudited]     [Unaudited]
REVENUE
    Income                                $        1,768  $            0
                                           -------------   -------------
NET REVENUE                                        1,768               0

Operating Expenses
    General & Administrative Expenses              2,212              94
                                           -------------   -------------
Total Operating Expenses                           2,212              94

                                           -------------   -------------
Net Income Before Taxes                   $        (444)  $         (94)
                                           =============   =============

Income/Franchise taxes                                 0

Net loss                                           (444)            (94)

Loss Per Share                            $       (0.01)  $       (0.01)
                                           =============   =============

Weighted Average Shares Outstanding            1,491,483       2,055,403
                                           =============   =============

                               Little Creek, Inc.
                            STATEMENTS OF CASH FLOWS
           For the Three Month Period Ended October 31, 2000 and 1999

                                               Three          Three
                                               Months         Months
                                               Ended          Ended
                                             10/31/2000     10/31/1999
                                            ------------   ------------
                                            [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------
  Net Loss                                 $       (444)  $        (94)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Increase/(Decrease) in Depreciation              619              0
    Increase/(Decrease) in interest expense          400              0
    Shares issued for forgiveness of debt              0              0
    Increase/(Decrease) in accounts payable            0              0
    Increase/(Decrease) in loans from                  0             94
shareholder
                                            ------------   ------------
      Net Cash Used For Operating Activities         575              0
                                            ============   ============

Cash Flows Provided by Financing Activities            0              0
--------------------------------------------

      Net Increase In Cash                           575              0

      Beginning Cash Balance                         869              0

      Ending Cash Balance                $         1,444   $          0
                                            ------------   ------------

NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The July 31, 2000 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's plan of operation for the next 12 months is to continue its current rental business and to advertise through a variety of mediums including: web-page, newspapers and flyers. During teh next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company's rental equipment and advertisements. As of October 31, 2000, the Company had $1,444 cash on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. As of the date of this report, the Company has not engaged in any negotiations with any person regarding such ventures.

Results of Operations.

     The Company has been involved in renting recreational vehicles during the quarterly period ended October 31, 2000. During the quarterly period ended October 31, 2000, the Company received $1,768 in revenue and incurred expenses of $2,212, stemming from general, administrative and interest expenses.

Liquidity.

     At October 31, 2000, the Company had total current assets of $12,593 and total liabilities of $18,662.

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

                                  LITTLE CREEK, INC.



Date:11/22/00            /S/ TRAVIS JENSON
                        Travis Jenson, President and Director



Date:11/22/00            /S/ JAMES DOOLIN
                        James Doolin, Treasurer and Director