Form 10QSB
period 2001-01-31
LITTLE CREEK INC
filed 2001-02-15
CIK 1100125

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2001

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

                                JANUARY 31, 2001
                                    1,491,483


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




                               Little Creek, Inc.
                                  Balance Sheet
                       January 31, 2001 and July 31, 2000


                                                        01/31/2001        07/31/2000
                                                       -------------    -------------
                                                        [Unaudited]       [Audited]
                                       ASSETS

Assets
        Current Assets:
        Cash                                          $        2,556   $          869
                                                       -------------    -------------
        Total Current Assets:                                  2,556              869

        Rental Equipment                                      12,387           12,387
        Accumulated Depreciation                              (1,857)            (619)
                                                       -------------    -------------
        Net Property                                          10,530           11,768

        Total Assets                                  $       13,086   $       12,637
                                                       -------------    -------------

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Current Liabilities:
    Accrued Interest                                  $        1,250   $          400
    Payable to shareholders                                    2,877            1,862
                                                       -------------    -------------
    Total Current Liabilities                                  4,127            2,262

    Notes Payable                                             17,000           16,000

Total Liabilities                                             21,127           18,262
                                                       -------------    -------------

Stockholders' Deficit:
    Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 1,491,483 shares                          1,491            1,491
    Paid-in Capital                                           46,491           46,491
    Accumulated Deficit                                      (56,023)         (53,607)
                                                       -------------    -------------
        Total Stockholders' Deficit                           (8,041)          (5,625)

        Total Liabilities and Stockholders' Deficit   $       13,086   $       12,637
                                                       =============    =============

                               LITTLE CREEK, INC.
                            STATEMENTS OF OPERATIONS
       For the Three and Six Month Periods Ended January 31, 2001 and 2000

                                                     Three Months       Three Months      Six Months      Six Months
                                                         Ended             Ended            Ended           Ended
                                                        1/31/01           1/31/00          1/31/01         1/31/00
                                                    ----------------   ---------------   -------------   -------------
                                                      [Unaudited]       [Unaudited]        [Unaudited]   [Unaudited]
REVENUE
     Income                                       $           1,268  $              0 $         3,036 $             0
                                                    ----------------   ---------------   -------------   -------------
NET REVENUE                                                   1,268                 0           3,036               0

Operating Expenses
     General & Administrative Expenses                        3,240               100           5,452             194
                                                    ----------------   ---------------   -------------   -------------
Total Operating Expenses                                      3,240               100           5,452             194

                                                    ----------------   ---------------   -------------   -------------
Net Income Before Taxes                           $          (1,972) $           (100)$        (2,416)$          (194)
                                                    ================   ===============   =============   =============

Income/Franchise taxes                                            0                 0               0               0

Net loss                                                     (1,972)             (100)         (2,416)           (194)

Loss Per Share                                    $           (0.01) $          (0.01)$         (0.01)$         (0.01)
                                                    ================   ===============   =============   =============

Weighted Average Shares Outstanding                       1,491,483         1,491,483       1,491,483       1,378,864
                                                    ================   ===============   =============   =============

                               LITTLE CREEK, INC.
                            STATEMENTS OF CASH FLOWS
       For the Three and Six Month Periods Ended January 31, 2001 and 2000

                                                       Three Months      Three Months       Six Months        Six Months
                                                           Ended             Ended            Ended             Ended
                                                          1/31/01           1/31/00          1/31/01           1/31/00
                                                       --------------    --------------   ---------------   ---------------
                                                        [Unaudited]       [Unaudited]      [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------
  Net Loss                                           $        (1,972)  $          (100) $         (2,416) $           (194)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in Accounts Payable                        0                 0                 0                 0
    Increase/(Decrease) in loans from shareholder              1,015               100             1,015               194
    Increase/(Decrease) in Depreciation                          619                 0             1,238                 0
    Increase/(Decrease) in interest payable                      450                 0               850                 0
                                                       --------------    --------------   ---------------   ---------------
      Net Cash Used For Operating Activities                     112                 0               687                 0
                                                       ==============    ==============   ===============   ===============

Cash Flows Provided by Financing Activities
-------------------------------------------------------

  Increase in Notes Payable                                    1,000                 0             1,000                 0
                                                       --------------    --------------   ---------------   ---------------
      Net Cash from financing activities                       1,000                 0             1,000                 0
                                                       ==============    ==============   ===============   ===============

      Net Increase In Cash                                     1,112                 0             1,687                 0

      Beginning Cash Balance                                   1,444                 0               869                 0

      Ending Cash Balance                          $           2,556 $               0 $           2,556 $               0
                                                       --------------    --------------   ---------------   ---------------

NOTES  TO  FINANCIAL   STATEMENTS:

NOTE 1 -   INTERIM FINANCIALS

          Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The January 31, 2001 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

NOTE 2 -   GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's plan of operation for the next 12 months is to continue its current rental business and to advertise through a variety of mediums including: web-page, newspapers and flyers. During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company's rental equipment and advertisements. As of January 31, 2001, the Company had $2,556 cash on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. As of the date of this report, the Company has not engaged in any negotiations with any person regarding such ventures.

Results of Operations.

     The Company has been involved in renting recreational vehicles during the quarterly period ended January 31, 2001. During the quarterly period ended January 31, 2001, the Company received $0 in revenue and incurred expenses of $1,972, stemming from general, administrative and interest expenses.

Liquidity.

     At January 31, 2001, the Company had total current assets of $2,556 and total liabilities of $21,127.

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

                                  LITTLE CREEK, INC.



Date:2/15/01            /S/ TRAVIS JENSON
                        Travis Jenson, President and Director



Date:2/15/01            /S/ THOMAS HOWELLS
                        Thomas Howells, Vice President and Director