Form 10QSB
period 2001-04-30
LITTLE CREEK INC
filed 2001-06-06
CIK 1100125

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2001

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

                                 APRIL 30, 2001
                                    1,491,483


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

                               LITTLE CREEK, INC.
                                 BALANCE SHEETS
                       April 30, 2001 and July 31, 2000

                                                        04/30/2001        07/31/2000
                                                       -------------    -------------
                                                        [Unaudited]       [Audited]
                                       ASSETS

Assets
        Current Assets:
        Cash                                          $        1,259   $          869
                                                       -------------    -------------
        Total Current Assets:                                  1,259              869

        Rental Equipment                                      12,387           12,387
        Accumulated Depreciation                              (2,476)            (619)
                                                       -------------    -------------
        Net Property                                           9,911           11,768

        Total Assets                                  $       11,170   $       12,637
                                                       -------------    -------------

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Current Liabilities:
    Accrued Interest                                  $        1,675   $          400
    Payable to shareholders                                    3,002            1,862
                                                       -------------    -------------
    Total Current Liabilities                                  4,677            2,262

    Notes Payable                                             17,000           16,000

Total Liabilities                                             21,677           18,262
                                                       -------------    -------------

Stockholders' Deficit:
    Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 1,491,483 shares                          1,491            1,491
    Paid-in Capital                                           46,491           46,491
    Accumulated Deficit                                      (58,489)         (53,607)
                                                       -------------    -------------
        Total Stockholders' Deficit                          (10,507)          (5,625)

        Total Liabilities and Stockholders' Deficit   $       11,170   $       12,637
                                                       =============    =============

                               LITTLE CREEK, INC.
                            STATEMENTS OF OPERATIONS
       For the Three and Nine Month Periods Ended April 30, 2001 and 2000

                                                     Three Months       Three Months      Nine Months      Nine Months
                                                         Ended             Ended            Ended           Ended
                                                       4/30/01            4/30/00          4/30/01         4/30/00
                                                    ----------------   ---------------   -------------   -------------
                                                      [Unaudited]       [Unaudited]        [Unaudited]   [Unaudited]
REVENUE
     Income                                       $               0  $              0 $         3,036 $             0
                                                    ----------------   ---------------   -------------   -------------
NET REVENUE                                                       0                 0               0               0

Operating Expenses
     General & Administrative Expenses                        2,466             1,668           7,918           1,862
                                                    ----------------   ---------------   -------------   -------------
Total Operating Expenses                                      2,466             1,668           7,918           1,862

                                                    ----------------   ---------------   -------------   -------------
Net Income Before Taxes                           $          (2,466) $         (1,668) $       (4,882) $       (1,862)
                                                    ================   ===============   =============   =============

Income/Franchise taxes                                            0                 0               0               0

Net loss                                                     (2,466)           (1,668)         (4,882)         (1,862)

Loss Per Share                                    $           (0.01) $          (0.01)$         (0.01)$         (0.01)
                                                    ================   ===============   =============   =============

Weighted Average Shares Outstanding                       1,491,483         1,491,483       1,491,483      1,679,456
                                                    ================   ===============   =============   =============

                               LITTLE CREEK, INC.
                            STATEMENTS OF CASH FLOWS
       For the Three and Nine Month Periods Ended April 30, 2001 and 2000

                                                         Three Months       Three Months      Nine Months      Nine Months
                                                            Ended             Ended            Ended           Ended
                                                           4/30/01            4/30/00          4/30/01         4/30/00
                                                        --------------    --------------   ---------------   ---------------
                                                          [Unaudited]       [Unaudited]      [Unaudited]       [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------
  Net Loss                                           $        (2,466)  $        (1,668) $         (4,882) $         (1,862)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in Accrued interest                      425                 0             1,275                 0
    Increase/(Decrease) in loans from shareholder                125             1,668             1,140             1,862
    Increase/(Decrease) in Depreciation                          619                 0             1,857
                                                       --------------    --------------   ---------------   ---------------
      Net Cash Used For Operating Activities                  (1,297)                0              (610)                0
                                                       ==============    ==============   ===============   ===============

Cash Flows Provided by Financing Activities
-------------------------------------------------------

     Increase/(Decrease) in Notes Payable                          0            16,000             1,000            16,000

      Net Increase In Cash                                    (1,297)                0               390                 0

      Beginning Cash Balance                                   2,556                 0               869                 0

      Ending Cash Balance                          $           1,259 $          16,000 $           1,259 $          16,000
                                                       --------------    --------------   ---------------   ---------------

NOTES  TO  FINANCIAL   STATEMENTS:

NOTE 1 -   INTERIM FINANCIALS

          Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The April 30, 2001 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's plan of operation for the next 12 months is to continue its current rental business and to advertise through a variety of mediums including: web-page, newspapers and flyers. During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company's rental equipment and advertisements. As of April 30, 2001, the Company had $1,259 cash on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. As of the date of this report, the Company has not engaged in any negotiations with any person regarding such ventures.

Results of Operations.

     The Company has been involved in renting recreational vehicles during the quarterly period ended April 30, 2001. During the quarterly period ended April 30, 2001, the Company received $0 in revenue and incurred expenses of $2,466, stemming from general, administrative and interest expenses.

Liquidity.

     At April 30, 2001, the Company had total current assets of $1,259 and total liabilities of $21,677.

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

                                  LITTLE CREEK, INC.



Date:06/05/2001         /S/ TRAVIS JENSON
                        Travis Jenson, President and Director