Form 10KSB
period 2001-07-31
LITTLE CREEK INC
filed 2001-10-23
CIK 1100125

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended July 31, 2001
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: July 31, 2001 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     July 31, 2001 - $196. There are approximately 196,365 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 AUGUST 9, 2001
                                    1,631,483

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

Research and Development.
------------------------

     None; not applicable

Cost and Effects of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable

Number of Employees.
-------------------

     The Company currently has no employees. The Company's officers will be responsible for all of the Company's operations for the foreseeable future. The Company will hire a service technician if necessary, and if the Company is able to pay the worker's wage or salary from operating revenue.


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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended July 31, 2001, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company shares are traded on the OTC Bulletin Board, the symbol is LCRK. The Company shares have been traded on the OTC Bulletin Board since April 24, 2001; however, management does not expect any public market activity to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On March 19, 2001, the Company issued 140,000 shares of common stock under an S-8 Registration Statement. 35,000 shares were issued to each of the three officers and one consultant of the Company for services rendered to the Company. These shares were issued at $.01 per share for a total consideration of $1,400.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has engaged in its material operations. The Company's plan of operation for the next 12 months is to continue its current rental business and to advertise through a variety of mediums including: web-page, newspapers and flyers.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing in the state of Utah, payment of expenses associated to maitaining the rental vehicles, and advertisements. As of July 31, 2001, the Company had $1,259 cash on hand. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such ventures.

Results of Operations.
----------------------

     The Company has been involved in maintaing the Company's good corporate standing in the State of Utah, renting recreational vehicles, participating in financing activities and advertising.

     At July 31, 2000, the Company's had $10,551 of assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended July 31, 2001, the Company had a net loss of $6,693. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     As of July 31, 2001, the Company had cash on hand of $1,259. Management believes that these funds will be sufficient to allow it to advertise and establish a customer base. The Company's cash on hand will be sufficient to allow it to further operations; however, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maitaim a sufficient client base.

Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended July 31, 2001 and 2000

          Independent Auditors' Report

          Balance Sheets - July 31, 2001

          Statements of Operations for the years ended
          July 31, 2001 and 2000

          Statements of Stockholders' Equity for the years ended July 31, 2001 and 2000

          Statements of Cash Flows for the years ended
          July 31, 2001 and 2000

          Notes to the Financial Statements

                               LITTLE CREEK, INC.
                          [A Development Stage Company]

              Financial Statements and Independent Auditors' Report

                                  July 31, 2001


                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                                                              Page

Independent Auditors' Report                                                                                                    1

Balance Sheet -- July 31, 2001                                                                                                  2

Statements of Operations for the years ended July 31, 2001 and 2000, and for the
period from Reactivation [March 14, 1999] through July 31, 2001                                                                 3

Statements of Stockholders' Deficit for the years ended July 31, 2001 and 2000,
and for the period from Reactivation [March 14, 1999] through July 31, 2001                                                     4

Statements of Cash Flows for the years ended July 31, 2001 and 2000, and for the
period from Reactivation [March 14, 1999] through July 31, 2001                                                                 5

Notes to Financial Statements                                                                                                6 -- 9


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Little Creek, Inc. [a development stage company]


We have audited the accompanying balance sheet of Little Creek, Inc. [a development stage company] as of July 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the periods ended July 31, 2001 and 2000, and for the period from Reactivation [March 14, 1999] through July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Creek, Inc. [a development stage company] as of July 31, 2001, and the results of operations and cash flows for the periods ended July 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, minimal assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /S/MANTYLA MCREYNOLDS
                                                              Mantyla McReynolds

Salt Lake City, Utah
August 20, 2001


                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                                  July 31, 2001


                                             ASSETS

Assets
Current Assets:
  Cash                                                                     $                  1,170
       Total Current Assets                                                                   1,170

  Rental Equipment - NOTES 1 & 7                                                             12,387
  Accumulated Depreciation                                                                  (3,095)
                                                                                -------------------
       Net Property                                                                           9,292
                                                                                -------------------
                       Total Assets                                        $                 10,462
                                                                                ===================

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accrued Interest                                                         $                  2,100
  Payable to shareholders - NOTE 4                                                            3,769
                                                                                -------------------
       Total Current Liabilities                                                              5,869

  Note payable - NOTE 6                                                                      17,000
                                                                                -------------------
                    Total Liabilities                                                        22,869

Stockholders' Deficit:
  Capital Stock -- 50,000,000 shares authorized having a
   par value of $.001 per share; 1,631,483 shares issued
   and outstanding - NOTE 5                                                                   1,631
  Additional Paid-in Capital                                                                 47,751
  Accumulated Deficit                                                                      (42,360)
  Deficit accumulated during the development stage                                         (19,429)
                                                                                -------------------
                Total Stockholders' Deficit                                                (12,407)
                                                                                -------------------
        Total Liabilities and Stockholders' Deficit                           $              10,462
                                                                                ===================
                         See accompanying notes to financial statements.

                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                            Statements of Operations
 For the Years Ended July 31, 2001 and 2000, and for the Period from Reactivation [March
                         14, 1999] through July 31, 2001


                                                                                           Reactivation
                                                                                           through July
                                                      2001                2000               31, 2001
                                                 --------------      ---------------      ---------------
Revenues                                       $         3,036     $              0    $           3,036

General & Administrative Expenses                        9,518                9,225               20,365

              Operating Loss                            (6,482)              (9,225)             (17,329)
Other Income / Expense
        Interest Expense                                (1,700)                (400)              (2,100)

                                                 -------------- ---- --------------- ---  ---------------

       Net Loss Before Income Taxes                     (8,182)              (9,625)             (19,429)

Current Year Provision for Income Taxes                       0                    0                    0
                                                 --------------      ---------------      ---------------

Net Loss                                       $        (8,182)    $         (9,625)   $         (19,429)
                                                 ==============      ===============      ===============


Loss Per Share                                 $         (0.01)    $          (0.01)   $           (0.02)
                                                 ==============      ===============      ===============

Weighted Average Shares Outstanding                  1,542,880            1,383,557             1,282,307
                                                 ==============      ===============      ===============

                         See accompanying notes to financial statements.

                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
 For the Years Ended July 31, 2001 and 2000, and for the Period from Reactivation [March
                         14, 1999] through July 31, 2001


                                                             Additional                             Net
                               Common          Common          Paid-in         Accumulated     Stockholders'
                               Shares           Stock          Capital           Deficit          Deficit
                            ------------     ----------     ------------      ------------     -------------
Balance at reactivation, [March
14, 1999]                      4,875,000         4,875           36,631           (42,360)             (854)
Net loss for the period March
15, 1999 through July 31, 1999                                                    (1,622)            (1,622)
                            ------------     ----------     ------------      ------------     -------------
Balance, July 31, 1999         4,875,000          4,875           36,631          (43,982)           (2,476)
August 31, 1999, 25:1 reverse
stock split                  (4,678,635)        (4,679)            4,679
Issued stock for expenses
    ($.005 per share)            295,118            295            1,181                               1,476
Issued stock to officers
    ($.005 per share)          1,000,000          1,000            4,000                               5,000
Net Loss for year ended
 July 31,  2000                                                                    (9,625)           (9,625)
Balance, July 31, 2000         1,491,483          1,491           46,491          (53,607)           (5,625)
Issued stock for expenses
    ($.01 per share)              35,000             35              315                                 350
Issued stock to officers
   ($.01 per share)              105,000            105              945                               1,050
Net Loss for year ended
    July 31, 2001                                                                  (8,182)           (8,182)
Balance, July 31, 2001         1,631,483   $      1,631   $       47,751   $      (61,789)   $      (12,407)
                            ============     ==========     ============      ============     =============





                         See accompanying notes to financial statements.

                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the Years Ended July 31, 2001 and 2000, and for the Period from Reactivation [March 14,
                           1999] through July 31, 2001

                                                                                         Reactivation
                                                                                         through July
                                                            2001            2000           31, 2001
                                                         -----------     -----------     -------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                             $       (8,182)   $     (9,625)  $       (19,429)
Adjustments to reconcile net income to net cash provided by
 operating activities:
      Depreciation                                             2,476             619                  3,095
     Issued shares for services                                1,400           4,000               5,400
     Increase in current liabilities                           1,700             400             3,722
     Increase in loans from shareholders                       1,907           1,862               3,769
                                                         -----------     -----------     -------------
       Net Cash Used for Operating Activities                  (699)         (2,744)           (3,443)

Cash Flows Provided by Investing Activities
     Cash used to purchase equipment                               0        (12,387)            (12,387)
                                                         -----------     -----------     -------------
     Net cash used for investing activities                        0        (12,387)          (12,387)

Cash Flows Provided by Financing Activities
     Notes payable                                             1,000          16,000            17,000
                                                         -----------     -----------     -------------
     Net cash from financing activities                        1,000          16,000            17,000

                                                         -----------     -----------     -------------
           Net Increase/(Decrease) in Cash                       301             869             1,170

Beginning Cash Balance                                           869               0                 0
                                                         -----------     -----------     -------------

Ending Cash Balance                                  $         1,170   $         869$            1,170
                                                         ===========     ===========     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest             $             0   $           0  $              0
  Cash paid during the year for income taxes         $           100   $           0  $            100







                         See accompanying notes to financial statements.

                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  July 31, 2001

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

               The company is in the business of renting all terrain equipment to the general public. Minimal revenue has been generated as of July 31, 2001 from renting the equipment.

               The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of July 31, 2001 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are not common stock equivalents as of July 31, 2001.

                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  July 31, 2001
                                   [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $1,170 cash at July 31, 2001.


               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


               (f)    Depreciation

               Depreciation is computed principally using straight line based upon the various classes of assets. Expenditures for maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized.

               (g)    Revenue Recognition

               The Company recognizes revenue as it is earned or as rental services are provided to the customer.


NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses since inception amounting to $61,789, has minimal assets, and has a net working capital deficiency at July 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               The company has invested in rental equipment but has recognized minimal revenues to date. Management plans include increasing rental operations or finding a well-capitalized merger candidate to recommence its operations (see Note 8). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  July 31, 2001
                                   [Continued]

NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2021. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                             NOL
Description                                Balance          Tax           Rate
   Federal Income Tax                   $       19,429 $      2,914       15%
   State Income Tax                             19,429          971        5%
   Valuation allowance                                       (3,886)
                                                       -------------
        Deferred tax asset 7/31/2001                    $         0

               The valuation allowance has increased $1,636, from the prior year balance of $2,250.


NOTE 4         SHAREHOLDER LOAN

               A shareholders has paid expenses on behalf of the Company in the amount of $1,907 and $1,862 for the years ended July 31, 2001 and 2000, respectively. The Company has recorded a liability for these expenses to the shareholder of $3,769, as of July 31, 2001. This unsecured loan bears no interest and is due on demand.


NOTE 5         COMMON STOCK/RELATED PARTY TRANSACTION

               On August 16, 1999, the Company's Board of Directors resolved to effect a reverse split of the outstanding common stock on the basis of 25 for one, effective August 31, 1999, while retaining the current authorized capital and par value.

               Also, on August 16, 1999, the directors authorized the issuance of post split shares in the following manner:

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

                                       LITTLE CREEK, INC.
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                          July 31, 2001
                                           [Continued]
NOTE 6         NOTE PAYABLE/RELATED PARTY TRANSACTION

               The Company borrowed funds from a related party, an entity who shares common shareholders, at an interest rate of ten percent (10%) per annum with no interest paid until maturity. The debenture matures in April of 2003, with the privilege, however, of converting the loan, principal and accrued interest into common shares of the Company's one mill ($.001) par value stock, at the rate of either ten cents ($.10) per share or the average closing bid price of the last three trading days, whichever rate is of greater value per share.


NOTE 7         RENTAL EQUIPMENT

               The rental equipment is recorded at cost which is $12,387. Depreciation expense was $2,476 and $619 for the years ended July 31, 2001, and 2000, respectively.


NOTE 8         LETTER OF INTENT

               Little Creek, Inc. has signed a letter of intent with CNS Pharmaceuticals, Inc., dated June 13, 2001, to issue 13,900,000 shares of common stock or approximately 96% of post-reorganization Little Creek, Inc., for all of the outstanding shares of CNS in a plan of reorganization. As of the date of this report, the transaction negotiations have not been completed.

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

Business Experience.
--------------------

Travis T. Jenson, President and a director is 28 years of age. Mr. Jenson graduated from Westminster College of Salt Lake City, Utah, with a Bachelor of Science degree in 1995. Mr. Jenson has been working as an investment consultant with Jenson Services since 1996.

Thomas J. Howells, Vice President and a director is 28 years of age. Mr. Howells graduated from Westminster College of Salt Lake City, Utah, with a Bachelor of Arts degree in 1993. Mr. Howells has been working as an investment consultant with Jenson Services since 1996.

James P. Doolin, Treasurer and a director is 25 years of age. Mr. Doolin received a bachelors degree from the University of Utah in Business in June 1998. Mr. Doolin worked for Jenson Services, Inc., a consulting company, from September 1998 through May 2001. Mr. Doolin is currently attending the Graziadio School of Business and Management at Pepperdine University for his masters degree.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Travis T.
Jenson,       07/31/01    0     0     0   35,000   0     0   0
President,    07/31/00    0     0     0  250,000   0     0   0
Director      07/31/99    0     0     0     0      0     0   0


Thomas J.
Howells       07/31/01    0     0     0   35,000   0     0   0
Vice Pres./   07/31/00    0     0     0  250,000   0     0   0
Director      07/31/99    0     0     0     0      0     0   0


Nick          07/31/00    0     0     0  250,000   0     0   0
Lovato,       07/31/99    0     0     0     0      0     0   0
Secretary     07/31/98    0     0     0     0      0     0   0
Director

James P.      07/31/01    0     0     0   35,000   0     0   0
Doolin        07/31/00    0     0     0  250,000   0     0   0

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending July 31, 2001, 2000, or 1999, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of August 9, 2001, with the computations being based upon 1,631,483 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------
Art Beroff                    545,118                    33%

Travis T. Jenson               35,000                    02%

Thomas J. Howells             285,000                    17%

Nick Lovato                   250,000                    15%

James P. Doolin               285,000                    17%
                              -------                    -----
                            1,400,118                    86%


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Travis T. Jenson                  35,000              02%
450 E. Aspen Drive
Park City, UT 84098

Thomas J. Howells                285,000              17%
8495 South Terrace Drive
Sandy, UT 84093

James P. Doolin                  285,000              17%
1223 Wilshire Blvd. #912
Santa Monica, CA 90403
                                 -------              ------
All directors and
executive officers               605,000              37%
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

None, Not applicable;

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LITTLE CREEK, INC.



Date:08-22-01                          /S/TRAVIS JENSON
                                       Travis Jenson
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       LITTLE CREEK, INC.



Date:08-22-01                          /S/TRAVIS JENSON
                                       Travis Jenson
                                       President and Director


Date:10-22-01                          /S/JAMES DOOLIN
                                       James Doolin
                                       Treasurer and Director