Form 10QSB
period 2001-10-31
LITTLE CREEK INC
filed 2001-12-13
CIK 1100125

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2001

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

                                October 31, 2001
                                    1,631,483


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



                               Little Creek, Inc.
                                  Balance Sheet
                       October 31, 2001 and July 31, 2001


                                                        10/31/2000       07/31/2000
                                                       -------------    -------------
                                                        [Unaudited]       [Audited]
                                       ASSETS

Assets
        Current Assets:
        Cash                                          $        1,170   $        1,170
                                                       -------------    -------------
        Total Current Assets:                                  1,170            1,170

        Rental Equipment                                      12,387           12,387
        Accumulated Depreciation                              (3,714)          (3,095)
                                                       -------------    -------------
        Net Property                                           8,673            9,292

        Total Assets                                  $        9,843   $       10,462
                                                       -------------    -------------

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Current Liabilities:
    Accrued Interest                                  $        2,100   $        2,100
    Payable to shareholders                                    4,872            3,769
                                                       -------------    -------------
    Total Current Liabilities                                  6,972            5,869

    Notes Payable                                             17,000           17,000

Total Liabilities                                             23,972           22,869
                                                       -------------    -------------

Stockholders' Deficit:
    Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 1,631,483 shares                          1,631            1,631
    Paid-in Capital                                           47,751           47,751
    Accumulated Deficit                                      (63,511)         (61,609)
                                                       -------------    -------------
        Total Stockholders' Deficit                          (14,129)         (12,407)

        Total Liabilities and Stockholders' Deficit   $        9,843   $       10,462
                                                       =============    =============





                               Little Creek, Inc.
                             Statement of Operations
           For the three month period ended October 31, 2001 and 2000

                                               Three           Three
                                              Months          Months
                                               Ended           Ended
                                            10/31/2001      10/31/2000
                                           -------------   -------------
                                            [Unaudited]     [Unaudited]
REVENUE
    Income                                $            0  $        1,768
                                           -------------   -------------
NET REVENUE                                            0           1,768

Operating Expenses
    General & Administrative Expenses              1,722           2,212
                                           -------------   -------------
Total Operating Expenses                           1,722           2,212

                                           -------------   -------------
Net Income Before Taxes                   $       (1,722)  $        (444)
                                           =============   =============

Income/Franchise taxes                                 0              0

Net loss                                         (1,722)           (444)

Loss Per Share                            $       (0.01)  $       (0.01)
                                           =============   =============

Weighted Average Shares Outstanding            1,631,483       1,491,483
                                           =============   =============

                               Little Creek, Inc.
                            STATEMENTS OF CASH FLOWS
           For the Three Month Period Ended October 31, 2001 and 2000

                                               Three          Three
                                               Months         Months
                                               Ended          Ended
                                             10/31/2001     10/31/2000
                                            ------------   ------------
                                            [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------
  Net Loss                                 $      (1,722)  $        (444)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Increase/(Decrease) in Depreciation              619            619
    Increase/(Decrease) in interest expense            0            400
    Shares issued for forgiveness of debt              0              0
    Increase/(Decrease) in accounts payable            0              0
    Increase/(Decrease) in loans from              1,103             94
shareholder
                                            ------------   ------------
      Net Cash Used For Operating Activities           0              0
                                            ============   ============

Cash Flows Provided by Financing Activities            0              0
--------------------------------------------

      Net Increase In Cash                             0            575

      Beginning Cash Balance                       1,444            869

      Ending Cash Balance                $         1,444   $      1,444
                                            ------------   ------------

NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The July 31, 2001 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

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

Results of Operations.

     The Company has been involved in renting recreational vehicles during the quarterly period ended October 31, 2001. During the quarterly period ended October 31, 2001, the Company received $0 in revenue and incurred expenses of $1,722, stemming from general, administrative and interest expenses.

Liquidity.

     At October 31, 2001, the Company had total current assets of $9,843 and total liabilities of $23,972.

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

                                  LITTLE CREEK, INC.



Date: 12-13-01          /S/JAMES DOOLIN
                        James Doolin, Treasurer and Director