Form 10QSB
period 2002-01-31
LITTLE CREEK INC
filed 2002-03-15
CIK 1100125

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2002

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

                                JANUARY 31, 2002
                                   1,631,483


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




                               Little Creek, Inc.
                                  Balance Sheet
                       January 31, 2002 and July 31, 2001


                                                        01/31/2002        07/31/2001
                                                       -------------    -------------
                                                        [Unaudited]       [Audited]
                                       ASSETS

Assets
        Current Assets:
        Cash                                          $        1,170   $        1,170
                                                       -------------    -------------
        Total Current Assets:                                  1,170            1,170

        Rental Equipment                                      12,387           12,387
        Accumulated Depreciation                              (4,333)          (3,095)
                                                       -------------    -------------
        Net Property                                           8,054            9,292

        Total Assets                                  $        9,224   $       10,462
                                                       -------------    -------------

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Current Liabilities:
    Accrued Interest                                  $        2,950   $        2,100
    Payable to shareholders                                    6,447            3,769
                                                       -------------    -------------
    Total Current Liabilities                                  9,397            5,869

    Notes Payable                                             17,000           17,000

Total Liabilities                                             26,397           22,869
                                                       -------------    -------------

Stockholders' Deficit:
    Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 1,491,483 shares                          1,631            1,631
    Paid-in Capital                                           47,751           47,751
    Accumulated Deficit                                      (66,555)         (61,609)
                                                       -------------    -------------
        Total Stockholders' Deficit                          (17,173)         (12,407)

        Total Liabilities and Stockholders' Deficit   $        9,224   $       10,462
                                                       =============    =============

                               LITTLE CREEK, INC.
                            STATEMENTS OF OPERATIONS
    For the Three and Six Month Periods Ended January 31, 2002 and 2001, and for the Period from Reactivation [March 14,1999] through January 31, 2002

                                                     Three Months       Three Months      Six Months      Six Months    Reactivation
                                                         Ended             Ended            Ended           Ended         through
                                                        1/31/02           1/31/01          1/31/02         1/31/01        1/31/02
                                                    ----------------   ---------------   -------------   -------------  ------------
                                                      [Unaudited]       [Unaudited]        [Unaudited]   [Unaudited]    [Unaudited]
REVENUE
     Income                                       $               0  $          1,268 $             0 $         3,036    $    3,036
                                                    ----------------   ---------------   -------------   -------------   -----------
NET REVENUE                                                       0             1,268               0           3,036         3,036

Operating Expenses
     General & Administrative Expenses                        2,619             3,240           4,766           5,452        27,231
                                                    ----------------   ---------------   -------------   -------------   -----------
Total Operating Expenses                                      2,619             3,240           4,766           5,452        27,231

                                                    ----------------   ---------------   -------------   -------------   -----------
Net Income Before Taxes                           $          (2,619) $         (1,972)$        (4,766)$        (2,416)      (24,195)
                                                    ================   ===============   =============   =============   ===========

Income/Franchise taxes                                            0                 0               0               0             0

Net loss                                                     (2,619)           (1,972)         (4,766)         (2,416)      (24,195)

Loss Per Share                                    $           (0.01) $          (0.01)$         (0.01)$         (0.01)        (0.02)
                                                    ================   ===============   =============   =============   ===========

Weighted Average Shares Outstanding                       1,491,483         1,491,483       1,491,483       1,491,483      1,282,307
                                                    ================   ===============   =============   =============   ===========

                               LITTLE CREEK, INC.
                            STATEMENTS OF CASH FLOWS
       For the Three and Six Month Periods Ended January 31, 2002 and 2001, and for the Period from Reactivation [March 14,1999] through January 31, 2002

                                                       Three Months     Three Months      Six Months      Six Months    Reactivation
                                                           Ended            Ended           Ended           Ended         through
                                                          1/31/02          1/31/01         1/31/02         1/31/01        1/31/02
                                                       --------------   --------------  --------------- -------------   ------------
                                                        [Unaudited]      [Unaudited]     [Unaudited]     [Unaudited]    [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------
  Net Loss                                           $        (2,619) $        (1,972) $        (4,766) $       (2,416)     (24,195)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in Accounts Payable                        0                0                0               0            0
    Increase/(Decrease) in loans from shareholder              1,575            1,015            2,678           1,015        6,447
    Increase/(Decrease) in Depreciation                          619              619            1,238           1,238        4,333
    Increase/(Decrease) in current liabilities                   425              450              850             850        4,572
    Issued shares for services                                     0                0                0               0        5,400
                                                       --------------   --------------  ---------------   -------------  -----------
      Net Cash Used For Operating Activities                       0               112                0             687      (3,443)
                                                       ==============   ==============  ===============   =============  ===========

Cash Flows Provided by Investing Activities
     Cash used to purchase equipment                               0                 0                0               0     (12,387)
                                                       --------------   -------------- ----------------   -------------  -----------
     Net Cash Used for Investing Activities                        0                 0                0               0      12,387

Cash Flows Provided by Financing Activities
-------------------------------------------------------

  Increase in Notes Payable                                        0            1,000                0           1,000       17,000
                                                       --------------   --------------  ---------------   -------------  -----------
      Net Cash from financing activities                           0            1,000                0           1,000       17,000
                                                       ==============   ==============  ===============   =============  ===========

      Net Increase In Cash                                         0            1,112                0           1,687        1,170

      Beginning Cash Balance                                   1,170            1,444                0             869            0

      Ending Cash Balance                          $           1,170 $          2,556 $              0 $         2,556        1,170
                                                       --------------   --------------   ---------------   ------------  -----------

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company's plan of operation for the next 12 months is to continue its current rental business and to advertise through a variety of mediums including: web-page, newspapers and flyers. During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company's rental equipment and advertisements. As of January 31, 2002, the Company had $1,170 cash on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. As of the date of this report, the Company has not engaged in any negotiations with any person regarding such ventures.

Results of Operations.

     The Company has been involved in renting recreational vehicles during the quarterly period ended January 31, 2002. During the quarterly period ended January 31, 2002, the Company received $0 in revenue and incurred expenses of $2,194, stemming from general and administrative expenses.

Liquidity.

     At January 31, 2002, the Company had total current assets of $1,170 and total liabilities of $25,547.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable.

Item 3.Defaults Upon Senior Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.Other Information.

     On March 14, 2002, the Company entered into a Letter of Intent for the exchange of shares of Little Creek, Inc. for all of the issued and outstanding shares of The Mortgage Store Financial, Inc., ("The Mortgage Store") a California corporation.

     Whereby  the terms of the  agreement  propose  that the  Company  issue the shareholders of The Mortgage Store, an aggregate of 9,500,000 shares representing approximately 95% of its post-Plan of Reorganization $0.001 par value common voting stock after taking into account the issuance of the warrants.

     As of the date of this Report, the Company has not issued any stock or granted any options or warrants to The Mortgage Store, and the Company has not entered into a Plan of Reorganization.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.

None; Not Applicable.

(b)Reports on Form 8-K.

None; Not Applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LITTLE CREEK, INC.



Date:02/26/02           /S/ THOMAS HOWELLS
                        Thomas Howells, Vice President and Director