Form 10QSB
period 2002-04-30
LITTLE CREEK INC
filed 2002-06-14
CIK 1100125

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2002

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

                                 June 13, 2002
                                    1,631,483


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

                               LITTLE CREEK, INC.
                                 BALANCE SHEETS
                       April 30, 2002 and July 31, 2001

                                                        04/30/2002        07/31/2001
                                                       -------------    -------------
                                                        [Unaudited]       [Audited]
                                       ASSETS

Assets
        Current Assets:
        Cash                                          $          620   $        1,170
                                                       -------------    -------------
        Total Current Assets:                                    620            1,170

        Rental Equipment                                      12,387           12,387
        Accumulated Depreciation                              (4,952)          (3,095)
                                                       -------------    -------------
        Net Property                                           7,435            9,292

        Total Assets                                  $        8,055   $       10,462
                                                       -------------    -------------

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Current Liabilities:
    Accrued Interest                                  $        3,400   $        2,100
    Payable to shareholders                                    7,026            3,769
                                                       -------------    -------------
    Total Current Liabilities                                 10,426            5,869

    Notes Payable                                             17,000           17,000

Total Liabilities                                             27,426           22,869
                                                       -------------    -------------

Stockholders' Deficit:
    Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 1,631,483 shares                          1,631            1,631
    Paid-in Capital                                           47,751           47,751
    Accumulated Deficit                                      (68,753)         (61,609)
                                                       -------------    -------------
        Total Stockholders' Deficit                          (19,371)         (12,227)

        Total Liabilities and Stockholders' Deficit   $        8,055   $       10,642
                                                       =============    =============

                               LITTLE CREEK, INC.
                            STATEMENTS OF OPERATIONS
       For the Three and Nine Month Periods Ended April 30, 2002 and 2001,
  and for the Period from Reactivation [March 14, 1999] through April 30, 2002

                                           Three Months       Three Months      Nine Months      Nine Months     Reactivation
                                              Ended             Ended            Ended           Ended               through
                                             4/30/02            4/30/01          4/30/02         4/30/01            4/30/2002
                                           ----------------   ---------------   -------------   -------------    --------------
                                            [Unaudited]       [Unaudited]        [Unaudited]   [Unaudited]         [Unaudited]
REVENUE
     Income                              $               0  $              0 $             0 $         3,036            3,036
                                           ----------------   ---------------   -------------   -------------    --------------
NET REVENUE                                              0                 0               0               0                0

Operating Expenses
     General & Administrative Expenses               1,129             2,466           5,895           7,918           28,360
                                           ----------------   ---------------   -------------   -------------    --------------
Total Operating Expenses                             1,129             2,466           5,895           7,918           28,360

                                           ----------------   ---------------   -------------   -------------    --------------
Net Income Before Taxes                  $          (1,129) $         (2,466) $       (5,895) $       (4,882)         (25,324)
                                           ================   ===============   =============   =============    ==============

Income/Franchise taxes                                   0                 0               0               0                0

Net loss                                            (1,129)           (2,466)         (5,895)         (4,882)         (25,324)

Loss Per Share                           $           (0.01) $          (0.01)$         (0.01)$         (0.01)           (0.01)
                                            ================   ===============   =============   =============   ==============

Weighted Average Shares Outstanding              1,631,483         1,491,483       1,631,483       1,491,483        1,631,483
                                            ================   ===============   =============   =============   ==============

                               LITTLE CREEK, INC.
                            STATEMENTS OF CASH FLOWS
       For the Three and Nine Month Periods Ended April 30, 2002 and 2001,
    and for the Period from Reactivation [March 14, 1999] through April 2002

                                                    Three Months     Three Months    Nine Months   Nine Months     Reactivation
                                                       Ended            Ended          Ended         Ended            through
                                                      4/30/02          4/30/01        4/30/02        4/30/01         4/30/2002
                                                   --------------  --------------  -------------- ---------------  ------------
                                                     [Unaudited]     [Unaudited]    [Unaudited]    [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                        $        (2,198)  $     (2,466)  $     (6,964)  $      (4,882)  $     (26,393)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Increase/(Decrease) in Accrued interest                   450            425          3,128           1,275           6,897
    Increase/(Decrease) in loans from shareholder             579            125          1,817           1,140           4,912
    Increase/(Decrease) in Depreciation                       619            619          1,469           1,857           5,191
    Issued Shares for Services                                  0              0              0               0           5,400
                                                   --------------  --------------  -------------   ------------   -------------
      Net Cash Used For Operating Activities                 (550)        (1,297)          (550)           (610)         (3,993)
                                                   ==============  ==============  =============   ============   =============
Cash Flows Privided by Financing Activities
-------------------------------------------
    Cash Used to Purchase Equipment                             0              0              0              0           (12,387)

Cash Flows Provided by Financing Activities
-------------------------------------------

     Increase/(Decrease) in Notes Payable                       0              0              0          1,000           17,000

      Net Increase In Cash                                   (550)        (1,297)           550            390              620

      Beginning Cash Balance                                1,170          2,556          1,170            869                0

      Ending Cash Balance                                     620   $      1,259            620   $      1,259              620
                                                   --------------   -------------  -------------   -----------   --------------

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     On or about February 13, 2002, the Company signed a non-binding Letter of Intent to exchange shares of the Company's common stock for all of the issued and outstanding shares of The Mortgage Store Financial, Inc., a California Corporation. Upon entering into any binding agreement, the Company will promptly file an Information Statement on Form 8K outlining the details of the transaction. For additional information, please see the Company's Schedule 14C Preliminary Information Statement as filed with Securities and Exchange Commission on or about May 9, 2002, which is incorporated herein by this reference. Please see Part II, Item 6.

     If the Company is not successful in completing the acquisition of The Mortgage Store Financial, Inc., the Company's plan of operation for the next 12 months is to continue its current rental business and to advertise through a variety of mediums including: web-page, newspapers and flyers. During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company's rental equipment and advertisements. As of April 30, 2002, the Company had $620 cash on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. As of the date of this report, the Company has not engaged in any negotiations with any person regarding such ventures.

Results of Operations.

     The Company has been involved in renting recreational vehicles during the quarterly period ended April 30, 2002. During the quarterly period ended April 30, 2002, the Company received $0 in revenue and incurred expenses of $1,129, stemming from general, administrative and interest expenses.

Liquidity.

     At April 30, 2002, the Company had total current assets of $8,055 and total liabilities of $27,426.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable.

Item 3.Defaults Upon Senior Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

     None; not applicable. However, the Company has called it's annual meeting of the stockholders to be held on June 17, 2002, subsequent to the period covered by this report. For additional information please see the Company's
Schedule 14C Preliminary Information Statement, as filed with the Securities and Exchange Commissin on or about May 9, 2002, which is incorporated herein by this reference. Please see Part II, Item 6.

None; not applicable.

Item 5.Other Information.

None; Not Applicable.

Item 6.Exhibits and Reports on Form 8-K.

(a)Exhibits.

None; Not Applicable.

(b)Reports on Form 8-K.

None; Not Applicable

(c) Documents Incorporated by Reference.

          On or about May 9, 2002, the Company filed a Schedule 14C Preliminary Information Statement with the Securities and Exchange Commission, as described in Part II, Item 4 and part II, Item 5.*

*Summaries of all exhibits contained in this Report are modified in their entirety by reference to these Exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LITTLE CREEK, INC.



Date:06/12/2002         /S/ TRAVIS JENSON
                        Travis Jenson, President and Director