Form 10KSB
period 2002-07-31
LITTLE CREEK INC
filed 2002-10-29
CIK 1100125

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                     For the fiscal year ended July 31, 2002
                     ---------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                                     0-28325
                                    --------
                               Commission File No.


                                 LITTLE CREEK, INC.
                                 -----------------
                 (Name of Small Business Issuer in its Charter)


                  UTAH                                  87-0642252
                  ----                                  ----------
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


          4685 South Highland Dr., Suite 202, Salt Lake City, UT 84117
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 278-9424


          5525 South 900 East, Suite 110, Salt Lake City, UT  84117
          ---------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)


Securities Registered under Section 12(b) of the Exchange Act:  None

Name of Each Exchange on Which Registered:  None

Securities Registered under Section 12(g) of the Exchange Act:

                         $0.001 par value common stock
                         -----------------------------

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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: July 31, 2002 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     July 31, 2002 - $196. There are approximately 196,365 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 OCTOBER 24, 2002
                                    1,631,483

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item 13, of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

     Little Creek, Inc., (the "Company") was organized under the laws of the State of Utah on September 30, 1980, under the name Blue Gander Exploration, Inc., to conduct any or all lawful business for which corporations may be organized.

     The  Company's  initial   authorized  capital  was  $50,000  consisting  of
50,000,000 shares of ($0.001) par value common voting stock.

     On October 29, 1988, the Articles of Incorporation were amended to reflect a 4 to 1 reverse split and a name change from Blue Gander Exploration, Inc. to North American Sign Corporation.

     On August 16, 1999, the Articles of Incorporation were amended to reflect a 25 to 1 reverse split. All computations herein take into account the above mentioned reverse split.

     On October 14, 1999, the Articles of Incorporation were amended to reflect a name change from North American Sign Corporation to Little Creek, Inc.

     A copy of the Company's Articles of Incorporation, as amended, were attached to the Company's 10-SB Registration Statement filed with the Securities and Exchange Commission on December 1, 1999, and are incorporated herein by this reference.

        Potential Change in Control.
        ---------------------------

     Pursuant to the Company's Schedule 14C Definitive Information Statement, as filed with the Securities and Exchange Commission on or about October 4, 2002, which is incorporated herein by this reference, the Company intends to (1) change the domicile of the Company from the State of Utah to the state of Delaware; (2) complete the acquisition of The Mortgage Store Financial, Inc., a California corporation ("Mortgage Store"), pursuant to the terms of a Plan of Reorganization and Stock Exchange Agreement dated April 5, 2002 ("the Agreement"); (3) elect the current members of the Board of Directors of Mortgage Store to serve as the directors of the Company following the closing of the reorganization; and (4) to change the name of the Company following the closing to "TMSF Holding, Inc." The meeting of the stockholders has been set for October 28, 2002.

     The acquisition will be effected through the newly-formed subsidiary of the Company, Little Creek, Inc., a Delaware corporation ("Little Creek Delaware"), with the Company issuing 9,500,000 shares of common stock to the sole stockholder of Mortgage Store.

     Following the closing and the cancellation of certain shares of the Company that are owned by certain principal stockholders pursuant to the Agreement, Little Creek Delaware is expected to have 9,836,365 shares issued and outstanding.

     No assurance can be given that this Agreement will be concluded.

     Further information regarding this acquisition and the business operations to which the Company is a successor is contained in the Company's Definitive Information Statement which was filed with the Securities and Exchange
Commission on or about October 4, 2002. The Information Statement may be accessed at www.sec.gov in the Edgar Archives.

        Business.
        ---------

     Currently, the Company offers short and long-term rentals of recreational vehicles to both businesses and individuals.

Risk Factors.
------------

        Early Stage of Development.
        ---------------------------

     The Company has recently initiated its business objective of renting recreational equipment. It is subject to all of the risks inherent in any new business. These risks include:

     The need for substantial capital to support its development efforts; the need to attract and retain qualified personnel and experienced management; losses associated with start-up; and competition.

        Losses Associated With Start-up Enterprises.
        --------------------------------------------

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

     Although the Company is listed on the OTC Bulletin Board under the Symbol "LCRK", there has been no "established public market" for the Company's common stock during the last five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products or Services and their Markets.
-------------------------------------------------

     The Company's principal products are rental equipment. The rental industry is a competitive market, but the Company believes that through a variety of advertisement mediums, the Company may be able to obtain a share of the market.

Competition; Low Barriers to Entry
----------------------------------

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

Research and Development.
------------------------

     None; not applicable

Cost and Effects of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable

Number of Employees.
-------------------

     Other than the Company's Treasurer, James Doolin, the Company currently has no employees. Mr. Doolin has been and will be responsible for all of the Company's operations for the foreseeable future. The Company will hire a service technician if necessary, and if the Company is able to pay the worker's wage or salary from operating revenue.

Item 2.  Description of Property.
         -----------------------

     The Company has one premium snowmobile recreational vehicle. Its business address is the office of one of its shareholder, Duane Jenson, and is provided rent-free. The Company has free access to Mr. Jenson's telephone and other office materials. Depending on the Company's growth, the Company may find it necessary to acquire an office and telephone system of its own, but management does not believe that this will be necessary in the near future.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended July 31, 2002, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise. However, the Company has called it's annual meeting of the stockholders to be held on October 28, 2002, subsequent to the period covered by this Report. For additional information, please see the Company's Schedule 14C Definitive Information Statement, as filed with the Securities and Exchange Commisison on or about October 4, 2002, which is incorporated herein by this reference. Please Part III, Item 13.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company's shares are traded on the OTC Bulleting Board; the symbol is LCRK. The Company's shares have been traded on the OTC Bulleting Board since April 24, 2001; however, management does not expect any public market activity to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On  August  16,  1999,  the  Company  issued  295,118   "unregistered"  and
"restricted" shares at a value of $.005 per share to Jenson Services, Inc.("Jenson Services") in consideration of the payment of $1,475.59 for audit and other corporate expenses incurred on behalf of the Company.

     On  August  16,  1999,  the  Company  issued  250,000   "unregistered"  and
"restricted" shares to each of the four officers and directors, for a total of 1,000,000 shares. These shares were in consideration of services rendered.

     On March 19, 2001, the Company issued 140,000 shares of common stock under an S-8 Registration Statement. 35,000 shares were issued to each of the three officers and directors and one consultant (the Company's legal counsel) of the Company for services rendered. These shares were issued at $.01 per share for total consideration of $1,400.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations, and has had no revenues from operations during the last fiscal year. Assuming the Mortgage Store Agreement is not completed, Company's plan of operation for the next 12 months is to continue its current rental business and to advertise through a variety of mediums including: web-page, newspapers and flyers.

     During the next 12 months, assuming the Mortgage Store Agreement is not completed, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing in the State of Utah, payment of expenses associated to maitaining the rental vehicles, and advertisements. As of July 31, 2002, the Company had $552 cash on hand. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such funding.

     For additional information regarding the Mortgage Store Agreement, please see Part I, Item 1, "Business Development" or the the Company's 14C Definitive Information Statement, as filed with the Securities and Exchange Commission on or about October 4, 2002, which is incorporated herein by this reference.

Results of Operations.
----------------------

     The Company has been involved in maintaining the Company's good corporate standing in the State of Utah, acquiring recreational vehicles, obtaining business insurance, participating in financing activities and advertising.

     At July 31, 2002, the Company's had $7,368 of assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended July 31, 2002, the Company had a net loss of ($11,916) as compared to a net loss of ($8,182) for the year ended July 31, 2001. The Company has received total revenues of $3,036 in its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     As of July 31, 2002, the Company had cash on hand of $552. Management believes that these funds will be sufficient to allow it to advertise and continue its business, assuming the Mortgage Store Agreement is not completed. The Company's cash on hand will be sufficient to allow it to further operations; however, the Company's success in its planned business endeavors will depend entirely on its ability to attract and maintain a sufficient client base. $6,496 and $1,097 were provided by shareholders for expenses in fiscal 2002 and fiscal 2001, respectfully.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended July 31, 2002

          Independent Auditors' Report

          Balance Sheets - July 31, 2002

          Statements of Operations for the years ended
          July 31, 2002 and 2001, and for the Period from Reactivation [March 14, 1999] through July 31, 2002

          Statements of Stockholders' Deficit for the years ended July 31, 2002 and 2001, and for the Period from Reactivation [March 14, 1999] through July 31, 2002

          Statements of Cash Flows for the years ended
          July 31, 2002 and 2001, and for the Period from Reactivation [March 14, 1999] through July 31

          Notes to the Financial Statements

                               LITTLE CREEK, INC.
                         [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                  July 31, 2002


                               Little Creek, Inc.
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                                                            Page

Independent Auditors' Report                                                                                                  1

Balance Sheet -- July 31, 2002                                                                                                2

Statements of Operations for the years ended July 31, 2002 and 2001, and for the period from Reactivation [March 14, 1999] through July 31, 2002
                                                                                                                              3

Statements of Stockholders' Deficit for the years ended July 31, 2002 and
2001, and for the period from Reactivation [March 14, 1999] through July
31, 2002                                                                                                                      4

Statements of Cash Flows for the years ended July 31, 2002 and 2001, and
for the period from Reactivation [March 14, 1999] through July 31, 2002                                                       5

Notes to Financial Statements                                                                                              6 -- 9



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Little Creek, Inc. [a development stage company]


     We have audited the accompanying balance sheet of Little Creek, Inc. [a development stage company] as of July 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended July 31, 2002 and 2001, and for the period from Reactivation [March 14, 1999] through July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Little Creek, Inc. [a development stage company] as of July 31, 2002, and the results of operations and cash flows for the periods ended July 31, 2002 and 2001, in conformity with generally accepted in the United States of America.

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


                                                          /S/ MANTYLA MCREYNOLDS
                                                              Mantyla McReynolds

Salt Lake City, Utah
October 14, 2002


                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                                  July 31, 2002

                                     ASSETS

Assets
Current Assets:
  Cash                                             $                        552
                                                         -----------------------
       Total Current Assets                                                 552

  Rental Equipment - NOTES 1 & 7                                         12,387
  Accumulated Depreciation                                               (5,571)
                                                         -----------------------
       Net Property                                                       6,816
                                                         -----------------------
                             Total Assets          $                      7,368
                                                         =======================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accrued Liabilities                                                       576
  Payable to shareholders - NOTE 4                                       10,265
  Accrued Interest                                                        3,850
  Note payable - NOTE 6                                                  17,000
                                                         -----------------------
       Total Current Liabilities                                         31,691
                           Total Liabilities                             31,691
                                                         -----------------------

Stockholders' Deficit:
  Capital Stock -- 50,000,000 shares authorized having a
   par value of $.001 per share; 1,631,483 shares issued
   and outstanding - NOTE 5                                               1,631
  Additional Paid-in Capital                                             47,751
  Accumulated Deficit                                                   (42,360)
  Deficit accumulated during the development stage                      (31,345)
                                                         -----------------------
                      Total Stockholders' Deficit                       (24,323)
                                                         -----------------------
              Total Liabilities and Stockholders' Deficit                 7,368
                                                         =======================
                 See accompanying notes to financial statements.

                                        2


                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                            Statements of Operations
         For the Years Ended July 31, 2002 and 2001, and for the Period
            from Reactivation [March 14,1999] through July 31, 2002


                                                                                       Reactivation
                                                                                        through July
                                          2002                     2001                   31, 2002
                                  ------------------       ------------------       -------------------
Revenues                   $                 0      $             3,036      $              3,036

General & Administrative Expenses       10,166                    9,518                    30,531

  Operating Loss                       (10,166)                  (6,482)                  (27,495)
Other Income / Expense
        Interest Expense                (1,750)                  (1,700)                   (3,850)

                                  ------------------       ------------------       -------------------

  Net Loss Before Income Taxes                                  (11,916)                  (8,182)                  (31,345)

Current Year Provision
for Income Taxes                             0                        0                         0
                                  ------------------       ------------------       -------------------

Net Loss                   $           (11,916)     $            (8,182)     $            (31,345)
                                  ==================       ==================       ===================


Loss Per Share             $             (0.01)     $             (0.01)     $              (0.02)
                                  ==================        =================       ===================

Weighted Average
Shares Outstanding                   1,631,483                 1,542,880                 1,385,505
                                  ==================        =================       ===================




                 See accompanying notes to financial statements.

                                        3


                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
             For the Years Ended July 31, 2002 and 2001, and for the
        Period from Reactivation [March 14, 1999] through July 31, 2002


                                                                           Additional                                     Net
                                      Common              Common             Paid-in             Accumulated         Stockholders'
                                      Shares               Stock             Capital               Deficit              Deficit
                                  --------------       ------------      --------------       ----------------      ---------------
Balance at reactivation, [March
14, 1999]                              4,875,000             4,875              36,631                (42,360)                (854)
Net loss for the period March 15,
1999 through July 31, 1999                                                                            (1,622)               (1,622)
                                  --------------       ------------      --------------       ----------------      ---------------
Balance, July 31, 1999                 4,875,000              4,875              36,631               (43,982)              (2,476)
August 31, 1999, 25:1 reverse
stock split                          (4,678,635)            (4,679)               4,679
Issued stock for expenses
    ($.005 per share)                    295,118                295               1,181                                       1,476
Issued stock to officers
    ($.005 per share)                  1,000,000              1,000               4,000                                       5,000
Net Loss for year ended
 July 31,  2000                                                                                        (9,625)              (9,625)
Balance, July 31, 2000                 1,491,483              1,491              46,491               (53,607)              (5,625)
Issued stock for expenses
    ($.01 per share)                      35,000                 35                 315                                         350
Issued stock to officers
   ($.01 per share)                      105,000                105                 945                                       1,050
Net Loss for year ended
    July 31, 2001                                                                                      (8,182)              (8,182)
Balance, July 31, 2001                 1,631,483              1,631              47,751               (61,789)             (12,407)
                                  --------------       ------------      --------------       ----------------      ---------------
Net Loss for year ended
    July 31, 2002                                                                                     (11,916)             (11,916)
                                  --------------       ------------      --------------       ----------------      ---------------
Balance, July 31, 2002                 1,631,483    $         1,631   $          47,751     $         (73,705)    $        (24,323)
                                  ==============       ============      ==============       ================      ===============








                 See accompanying notes to financial statements.


                                        4


                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                            Statements of Cash Flows
         For the Years Ended July 31, 2002 and 2001, and for the Period
            from Reactivation [March 14, 1999] through July 31, 2002
                                                                                                              Reactivation
                                                                                                              through July
                                                                         2002                2001               31, 2002
                                                                     -------------       -------------      ----------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                                         $        (11,916)    $        (8,182)    $         (31,345)
Adjustments to reconcile net income to net cash provided
by
 operating activities:
      Depreciation                                                           2,476               2,476                 5,571
     Issued shares for services                                                  0               1,400                 5,400
     Increase in accrued liabilities                                         2,326               1,700                 6,048
     Increase in loans from shareholders                                     6,496               1,907                10,265
                                                                     -------------       -------------      ----------------
            Net Cash Used for Operating Activities                           (618)               (699)               (4,061)

Cash Flows Provided by Investing Activities
     Cash used to purchase equipment                                             0                   0              (12,387)
                                                                     -------------       -------------      ----------------
     Net cash used for investing activities                                      0                   0              (12,387)

Cash Flows Provided by Financing Activities
     Notes payable                                                               0               1,000                17,000
                                                                     -------------       -------------      ----------------
     Net cash from financing activities                                          0               1,000                17,000

                                                                     -------------       -------------      ----------------
                Net Increase/(Decrease) in Cash                              (618)                 301                   552

Beginning Cash Balance                                                       1,170                 869                     0
                                                                     -------------       -------------      ----------------

Ending Cash Balance                                              $             552    $          1,170    $              552
                                                                     =============       =============      ================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                         $               0    $              0    $                0
  Cash paid during the year for income taxes                     $             100    $            100    $              200







                 See accompanying notes to financial statements.


                                        5

                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  July 31, 2002

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

     The company is in the business of renting all terrain equipment to the general public. Minimal revenue has been generated as of July 31, 2002 from renting the equipment. The company is still considered to be in the development stage.

     The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

          (b) Income Taxes

          The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

          (c) Net Loss Per Common Share

          In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are not common stock equivalents as of July 31, 2002.

                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  July 31, 2002
                                   [Continued]

NOTE 1            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  [continued]

          (d) Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $552 cash at July 31, 2002.


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

          (g) Revenue Recognition

          The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) number 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies application of U.S. generally accepted accounting principles to revenue transactions. The
     Company recognizes revenue as it is earned or as rental services are provided to the customer.


NOTE 2            LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since inception amounting to $73,705, has minimal assets, and has a net working capital deficiency at July 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The Company has invested in rental equipment but has recognized minimal revenues to date. Management plans include increasing rental operations or finding a well-capitalized merger candidate to recommence its operations (see Note 9). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  July 31, 2002
                                   [Continued]

NOTE 3            INCOME TAXES

          Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2022. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                          NOL
Description                           Balance            Tax              Rate
-----------                           -------            ---              ----
   Federal Income Tax       $          31,345 $         4,702            15%
   State Income Tax                    31,345           1,567             5%
   Valuation allowance                                 (6,269)
                                                     ------------
        Deferred tax asset 7/31/2002                       0

          The valuation allowance has increased $2,383, from the prior year balance of $3,886.

NOTE 4            SHAREHOLDER LOAN

          A shareholders has paid expenses on behalf of the Company in the amount of $6,496 and $1,907 for the years ended July 31, 2002 and 2001, respectively. The Company has recorded a liability for these expenses to the shareholder of $10,265, as of July 31, 2002. This unsecured loan bears no interest and is due on demand.

NOTE 5            COMMON STOCK/RELATED PARTY TRANSACTION

          On August 16, 1999, the Company's Board of Directors resolved to effect a reverse split of the outstanding common stock on the basis of 25 for one, effective August 31, 1999, while retaining the current authorized capital and par value.

          Also, on August 16, 1999, the directors authorized the issuance of post split shares in the following manner:

Description                                                     Number of Shares
-------------------------------------        -----------------------------------
Issued to shareholder for loan                                           295,118
Issued to directors for services                                       1,000,000
                                             -----------------------------------
     Total shares issued                                               1,295,118

                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                  July 31, 2002
                                   [Continued]

NOTE 5            COMMON STOCK/RELATED PARTY TRANSACTION [CONTINUED]

          On March 19, 2001, the Company issued 140,000 shares of common stock under an S-8 Registration Statement. 35,000 shares were issued to each of the three officers for services rendered. The balance of 35,000 shares was issued for consulting services to Branden Burningham, Esq., the Company's legal counsel. These shares were issued at $.01 per share for a total consideration of $1,400.


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


NOTE 7            RENTAL EQUIPMENT

          The  rental   equipment   is   recorded  at  cost  which  is  $12,387.
     Depreciation expense was $2,476 and $2,476 for the years ended July 31, 2002, and 2001, respectively.


NOTE 8            LETTER OF INTENT

          Little Creek, Inc. had signed a letter of intent with CNS Pharmaceuticals, Inc., dated June 13, 2001, to issue 13,900,000 shares of common stock or approximately 96% of post-reorganization Little Creek, Inc., for all of the outstanding shares of CNS in a plan of reorganization. The transaction negotiations were never completed.


NOTE 9            PLAN OF REORGANIZATION

          Little Creek, Inc. entered into a plan of reorganization and stock exchange agreement with The Mortgage Store Financial, Inc., dated April 5, 2002. The agreement requires the Company to issue 9,500,000 shares of common stock for 100% of the outstanding Mortgage Store shares and to cancel 1,295,118 pre-reorganization outstanding shares of Little Creek, Inc. common stock. As of the date of this report, the reorganization has not been completed.

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

Business Experience.
--------------------

Travis T. Jenson, President and a director is 30 years of age. Mr. Jenson graduated from Westminster College of Salt Lake City, Utah, with a Bachelor of Science degree in 1995. Mr. Jenson has been working as an investment consultant with Jenson Services since 1996.

Thomas J. Howells, Vice President and a director is 30 years of age. Mr. Howells graduated from Westminster College of Salt Lake City, Utah, with a Bachelor of Arts degree in 1993. Mr. Howells has been working as an investment consultant with Jenson Services since 1996.

James P. Doolin, Treasurer and a director is 26 years of age. Mr. Doolin received a bachelors degree from the University of Utah in Business in June 1998. Mr. Doolin has managed Hillside Tire & Service, in Salt Lake City, Utah, for the past four years and worked with Jenson Services since 1998.

Significant Employees.
----------------------

The Company has no employees who are not executive officers.

Family Relationships.
---------------------

     There are no family relationships between any director or executive officer. Travis Jenson is a son of Duane S. Jenson, the majority shareholder of Jenson Services.

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


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Each of the Company's directors has filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Forms 3.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Travis T.
Jenson,       07/31/02    0     0     0     0      0     0   0
President,    07/31/01    0     0     0   35,000   0     0   0
Director

Thomas J.
Howells       07/31/02    0     0     0     0      0     0   0
Vice Pres./   07/31/01    0     0     0   35,000   0     0   0
Director

Nick          07/31/02    0     0     0     0      0     0   0
Lovato,       07/31/01    0     0     0     0      0     0   0
Secretary
Director

James P.
Doolin        07/31/02    0     0     0     0      0     0   0
              07/31/01    0     0     0   35,000   0     0   0


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending July 31, 2002, 2001, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the share holdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 1,631,483 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------
Art Beroff                    545,118                    33%

Travis T. Jenson*              35,000                    02%

Thomas J. Howells             285,000                    17%

Jenson Services, Inc.*        250,000                    15%

James P. Doolin               285,000                    17%
                              -------                    -----
                            1,400,118                    87%

          *Travis T. Jenson, President and a Director of the Company, is the son of Duane S. Jenson and the Vice President of Jenson Services. Duane S.
     Jenson is the CEO and principal stockholder of Jenson Services.


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Travis T. Jenson                  35,000              2%
450 E. Aspen Drive
Park City, UT 84098

Thomas J. Howells                285,000              17%
8495 South Terrace Drive
Sandy, UT 84093

James P. Doolin                  285,000              17%
3288 East Fort Union Blvd
SLC, UT 84107
                                 -------              ------
All directors and
executive officers               605,000              36%
as a group (3 persons)


Changes in Control.
-------------------

     To the knowledge of the Company's management, and except for the Mortgage Store Agreement, there are no present contracts or other arrangement or pledges of the Company's securities that may result in a change in control of the Company. See Part I, Item 1.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     The Company's Secretary, Nick Lovato, resigned as officer and director as of April 25, 2000. For a description of any other transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the heading "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Part III, Item 5, "Market for Common Equity and Related Stockholder Matters", herein.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     The Company filed a Report on Form 8-K with the Securities and Exchange Commission on or about October 15, 2002, which is incorporated herein by this reference, and which contained a press release regarding the Mortgage Store Agreement.

Exhibits
--------
None; Not Applicable.

Documents Incorporated by Reference.
------------------------------------

        Schedule 14(C) Definitive Information Statement, as filed with the Securities and Exchange Commission on or about October 4, 2002.

        Form 10-SB Registration Statement as filed with the Securities and Exchange Commission on or about December 1, 1999.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LITTLE CREEK, INC.



Date:10/28/02                          /S/TRAVIS JENSON
                                       Travis Jenson
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       LITTLE CREEK, INC.



Date:10/28/02                          /S/TRAVIS JENSON
                                       Travis Jenson
                                       President and Director


Date:10/28/02                          /S/THOMAS J. HOWELLS
                                       Thomas J. Howells
                                       Vice President and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual report of Little Creek, Inc., (the "Company") on Form 10-KSB for the fiscal year ended July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Travis T. Jenson, President and Director and Thomas J. Howells, Vice President and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By/S/ Travis T. Jenson
President and Director
October 24, 2002



By/S/ Thomas J. Howells
Vice President and Director
October 24, 2002