Form 10QSB
period 2002-10-31
LITTLE CREEK INC
filed 2002-12-16
CIK 1100125

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 31, 2002

                                  or

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________


                         Commission File Number: 0-28325

                               LITTLE CREEK, INC.
                 (Name of Small Business Issuer in its Charter)


            Delaware                                      87-0642252
-----------------------------------               ---------------------------
  (State or other jurisdiction of                     (I.R.S .  Employer
  incorporation or organization)                      Identification No.)


                          727 Seventh Street, Suite 850
                          Los Angeles, California 90017
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (213) 234-2401

                      4685 South Highland Drive, Suite 202
                            Salt Lake City, UT 84117
                              -------------------
          (Former Name or Former Address, if changed since last Report)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes     X        No              (2) Yes     X         No
         -------         -----                -------          ------

     The number of shares outstanding of Registrant's Common Stock as of December 12, 2002 was 14,836,365.

           Transitional Small Business Disclosure Format (check one):

           Yes                            No        X
                ---------------               ----------------

                                LITTLE CREEK, INC.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION



           Item 1.   Financial Statements:

                     Balance Sheet as of October 31, 2002 (unaudited)....................................................3

                     Statements of Operations for the three months ended
                     October 31, 2002 (unaudited) and 2001 (unaudited)...................................................4

                     Statements of Cash Flows for the three months ended
                     October 31, 2002 (unaudited) and October 31, 2001 (unaudited).......................................5

                     Noted to Consolidated Financial Statements..........................................................6

           Item 2.   Management's Discussion and Analysis or Plan of Operations..........................................7

           Item 3    Controls and Procedures............................................................................21

Part II.   OTHER INFORMATION

           Item 1    Legal Proceedings..................................................................................21

           Item 2    Changes in Securities and Use of Proceeds..........................................................21

           Item 3    Defaults Upon Senior Securities....................................................................22

           Item 4    Submission of Matters to a Vote of Securities Holders..............................................22

           Item 5    Other Information..................................................................................22

           Item 6    Exhibits and Reports on Form 8-K...................................................................23

           Signatures...................................................................................................24


                               Little Creek, Inc.
                                 BALANCE SHEETS
                                October 31, 2002


                                                                                           10/31/2002
                                                                                        -------------------
                                                                                           [Unaudited]
                                                                        ASSETS

Assets
        Current Assets:
        Cash                                                                           $             0
                                                                                        ---------------
        Total Current Assets:                                                                        0

        Rental Equipment                                                                             0
        Accumulated Depreciation                                                                     0
                                                                                        ---------------
        Net Property                                                                                 0

        Total Assets                                                                   $             0
                                                                                        ---------------

                                                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Current Liabilities:
    Accrued Interest                                                                   $             0
    Payable to shareholders                                                                          0
    Accrued Liabilities
                                                                                        ---------------
    Total Current Liabilities                                                                        0

    Notes Payable                                                                                    0

Total Liabilities                                                                                    0
                                                                                        ---------------

Stockholders' Deficit:
    Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 1,631,483 shares                                                            1,631
    Paid-in Capital                                                                             47,751
    Accumulated Deficit                                                                        (42,360)
    Deficit accumulated during development stage                                                (7,022)
                                                                                         --------------
        Total Stockholders' Deficit                                                                  0

        Total Liabilities and Stockholders' Deficit                                     $            0
                                                                                         ==============

See accompanying notes to consolidated financial statements.



                               Little Creek, Inc.
                            STATEMENTS OF OPERATIONS
           For the Three Month Period Ended October 31, 2002 and 2001




                                                    Three Months                  Three Months               Reactivation
                                                       Ended                         Ended                      through
                                                     10/31/2002                   10/31/2001                  10/31/2002
                                               ---------------------------   ------------------------     -------------------
                                                    [Unaudited]                   [Unaudited]                [Unaudited]
REVENUE
       Income                                 $                         0    $                      0     $             3,036
                                               ---------------------------   ------------------------     -------------------
NET REVENUE                                                             0                           0                   3,036

Operating Expenses
       General & Administrative Expenses                            2,108                       1,722                  32,639
                                               ---------------------------   ------------------------     -------------------
Total Operating Expenses                                            2,108                       1,722                  32,639
Other Income and Expense
       Income from forgiveness of debt                             26,431                                              26,431
       Interest expense                                                                                                (3,850)
                                               ---------------------------   ------------------------     -------------------
Net Income Before Taxes                       $                    24,323    $                 (1,722)    $            (7,022)
                                               ===========================   ========================     ===================

Income/Franchise taxes                                                  0                           0                       0

Net Income / (Loss)                                                24,323                      (1,722)                 (7,022)

Income / (Loss) Per Share                     $                      0.01    $                  (0.01)    $             (0.01)
                                               ===========================   ========================     ===================

Weighted Average Shares Outstanding                             1,631,483                   1,631,483               1,402,558
                                               ===========================   ========================     ===================


See accompanying notes to consolidated financial statements.


                               Little Creek, Inc.
                            STATEMENTS OF CASH FLOWS
           For the Three Month Period Ended October 31, 2002 and 2001



                                                              Three Months            Three Months          Reactivation
                                                                  Ended                  Ended                through
                                                               10/31/2002              10/31/2001            10/31/2002
                                                          ----------------------  ---------------------  -------------------
                                                              [Unaudited]               [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Income / (Loss)                                      $             24,323    $             (1,722)               (7,022)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Income from forgiveness of debt                                    (26,431)                        0              (26,431)
    Increase/(Decrease) in Depreciation                                       0                        0                5,571
    Increase/(Decrease) in Accrued Interest                                   0                      619                    0
    Increase/(Decrease) in Loans from shareholder                         2,040                    1,103               12,305
    Increase/(Decrease) in Accrued Liabilities                                0                        0                6,048
    Increase/(Decrease) in Notes Payable                                      0                        0
    Issued shares for services                                                0                        0                5,400
                                                            --------------------    ---------------------   ------------------
      Net Cash Used For Operating Activities                               (68)                        0               (4,129)
                                                            ====================    =====================   ==================

Cash flows Provided by Investing Activities
-------------------------------------------
       Cash paid for equipment                                               0                        0              (12,387)
                                                           --------------------    ---------------------   ------------------
       Net Cash Used for Investing Activities                                0                        0              (12,387)


Cash Flows Provided by Financing Activities
-------------------------------------------
       Borrowed money                                                                                                 17,000
       Cash paid to reduce debt                                          (484)                        0                 (484)
                                                           --------------------    ---------------------   ------------------
       Net Cash Used for Financing Activities                            (484)                        0               16,516

      Net Increase In Cash                                               (552)                        0                    0

      Beginning Cash Balance                                               552                    1,444                    0

      Ending Cash Balance                               $                   0   $                 1,444    $               0
                                                          --------------------    ---------------------   ------------------

Supplemental disclosure of non-cash transactions
     Cash paid for interest                                                  0                      0                      0
     Cash paid for taxes                                                     0                      0                    200
     Property exchanged for forgiveness of debt                          6,816                      0                   6816


See accompanying notes to consolidated financial statements.



                               LITTLE CREEK, INC.
                          [A Development Stage Company]
                          Notes to Financial Statements
                                October 31, 2002

NOTE 1     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           General

Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The July 31, 2002 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

           Changes in Control of the Registrant.

     Effective as of November 4, 2002, we (except where noted otherwise, references in this report, pre-reorganization, to "we", "us", "our" and the "Company" are to us and references in this report post-reorganization, to "we", "us", "our" and the "Company" are to us and our wholly-owned subsidiary, The Mortgage Store Financial, Inc., a California corporation ("The Mortgage Store")) completed a Plan of Reorganization and Stock Exchange Agreement (the "Agreement") which had previously been entered into as of April 5, 2002, by and among us, Jenson Services, Inc., a Utah corporation ("Jenson Services"), Duane
S. Jenson and Travis T. Jenson (the "Jensons"), The Mortgage Store, and the sole stockholder of The Mortgage Store, which set forth the terms and conditions of the business combination between the parties following our change of domicile from the State of Utah to the State of Delaware and as a result of which The Mortgage Store has become a wholly-owned subsidiary of our Company (the "Reorganization").

     The Reorganization became effective on November 4, 2002 (the "Closing"), following the satisfaction or waiver of each of the closing conditions set forth in the Agreement and the subsequent filing of a Certificate of Amendment changing our Company's name from "Little Creek, Inc." to "TMSF Holdings, Inc." Our common stock is listed for quotation on the NASD's OTC Bulletin Board under the symbol "TMFZ," formerly "LCRK."

     Pursuant to the Agreement, the sole stockholder of capital stock of Mortgage Store received an aggregate of 9,500,000 shares of our common stock ("restricted securities"), representing approximately 96.6% of our outstanding common stock immediately following the Closing.

     The Agreement provided for the cancellation of 1,295,118 shares of our common stock which were owned by Arthur Beroff, Thomas J. Howells, James P. Doolin and Jenson Services.

NOTE 2     LIQUIDITY/GOING CONCERN

     The Company has accumulated losses since inception amounting to $47,382, has minimal assets, and has a net working capital deficiency at October 31, 2002. The Company's ability to continue as a going concern will be dependent upon the operation of the Mortgage Store.

     The Company has divested its interest in rental equipment.

NOTE 3     SHAREHOLDER LOAN

     A shareholder has paid expenses on behalf of the Company in the amount of $2,108 three months ended October 31, 2002. The shareholder has since forgiven the debt.

NOTE 4     NOTE PAYABLE/RELATED PARTY TRANSACTION

     The Company has settled all funds due and payable to all related parties, and the formerly outstanding debentures have been cancelled.

NOTE 5     RENTAL EQUIPMENT

     The rental equipment, which was recorded at cost of $12,387, has been divested in settlement of shareholder loans.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following information should be read in conjunction with the financial statements and the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission Regulations and is not intended to serve as a basis for projections of future events.

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS FORM 10-QSB CONTAINS FORWARD-LOOKING INFORMATION STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOS SET FORTH IN SUCH FORWARD LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF CERTAIN FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "BELIEVE" OR COMPARABLE TERMINOLOGY THAT INVOLVES RISK OR UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM HISTORICAL AND ANTICIPATED RESULTS, WHICH MAY OCCUR AS A RESULT OF A VARIETY OF FACTORS, SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S LIMITED OPERATING HISTORY AND DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN, THE UNPREDICTABILITY OF ITS FUTURE REVENUES AND LACK OF A BUSINESS PLAN, CONTINUED DEPLETION OF ITS ASSETS, THE ABILITY TO OBTAIN ADDITIONAL FUNDS, AND LACK OF A TRADING MARKET FOR ITS STOCK, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. RISKS AND UNCERTAINTIES THAT COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM THOSE FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY ARE SET FORTH IN "RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

     Plan of Operation.

     We have not engaged in any material operations, and we have had no revenues from operations during the last fiscal year. Effective as of November 4, 2002, Little Creek, Inc. completed the Agreement which had previously been entered into as of April 5, 2002, by and among us, Jenson Services, the Jensons, The Mortgage Store, and the sole stockholder of The Mortgage Store, which set forth the terms and conditions of the business combination between the parties following our change of domicile from the State of Utah to the State of Delaware and as a result of which The Mortgage Store has become a wholly-owned subsidiary of ours.

     The Reorganization became effective on November 4, 2002, following the satisfaction or waiver of each of the closing conditions set forth in the Agreement and the subsequent filing of a Certificate of Amendment changing our name from "Little Creek, Inc." to "TMSF Holdings, Inc." Our common stock is listed for quotation on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol "TMFZ," formerly "LCRK."

     For additional information regarding The Mortgage Store, please see the Company's Schedule 14C Definitive Information Statement, as filed with the Securities and Exchange Commission on October 4, 2002, which is incorporated herein by this reference.

     Results of Operations.

     We have ceased renting recreational vehicles during the quarterly period ended October 31, 2002. During the quarterly period ended October 31, 2002, we received $0 in revenue and incurred expenses of $2,108, stemming from general, administrative and interest expenses.

     Liquidity.

     At October 31, 2002, we had no assets and no liabilities.

RISK FACTORS

     In addition to the other information in this Form 10-QSB, the following factors should be considered in evaluating us and our business. Because we are currently inactive and have no business plan, industry specific business risks and uncertainties cannot be ascertained.

                          Risks Related to Our Business

We finance borrowers with lower credit ratings. The subprime loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we are required to repurchase.

     We are in the business of originating and selling non-conforming mortgage loans, which include subprime mortgage loans. Non-conforming mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the mortgage loan. Also, our cost of financing a delinquent or defaulted mortgage loan is generally higher than for a performing mortgage loan. We bear the risk of delinquency and default on mortgage loans beginning when we originate them and continuing even after we sell loans. We also reacquire the risks of delinquency and default for mortgage loans that we are obligated to repurchase. We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed.

Any substantial economic slowdown could increase delinquencies, defaults and foreclosures and reduce our ability to originate loans.

     Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit, decreased real estate values, and an increased rate of delinquencies, defaults and foreclosures. Any material decline in real estate values would increase the loan-to-value ratios ("LTVs") on mortgage loans that we hold pending sale, weaken our collateral coverage and increase the possibility of a loss if a borrower defaults. Many of the mortgage loans that we originate are made to borrowers who make little or no down payment, resulting in higher LTVs. A lack of equity in the home may reduce the incentive a borrower has to meet his payment obligations during periods of financial hardship, which might result in higher delinquencies, defaults and foreclosures. These factors would reduce our ability to originate mortgage loans. In addition, mortgage loans that we originate during an economic slowdown may not be as valuable to us because potential purchasers of our mortgage loans might reduce the premiums they pay for the loans to compensate for any increased risks arising during such periods. Any sustained increase in delinquencies, defaults or foreclosures is likely to significantly harm the pricing of our future mortgage loan sales and also our ability to finance our mortgage loan originations.

Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business.

     Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners' insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

We face intense competition that could adversely impact our market share and our revenues.

     We face intense competition from finance and mortgage banking companies, Internet-based lending companies where entry barriers are relatively low, and, to a growing extent, from traditional bank and thrift lenders that have entered the non-conforming and subprime mortgage industry. As we seek to expand our business further, we will face a significant number of additional competitors, many of whom will be well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources.

     The government-sponsored entities Fannie Mae and Freddie Mac are also expanding their participation in these sectors of the mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase mortgage loans with lower rates or fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including subprime mortgage loans, they do have the authority to buy mortgage loans. A material expansion of their involvement in the market to purchase non-conforming and subprime mortgage loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of these sectors of the mortgage industry.

     The intense competition in the non-conforming and subprime mortgage industries has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale structure and information systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity and results of operations.

     Competition in the industry can take many forms, including interest rates and costs of a mortgage loan, less stringent underwriting standards, convenience in obtaining a mortgage loan, customer service, amount and term of a mortgage loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the non-conforming and subprime mortgage industries. Price competition could cause us to lower the interest rates that we charge borrowers, which could lower the value of our mortgage loans. If our competitors adopt less stringent underwriting standards we will be pressured to do so as well, which would result in greater loan risk without compensating pricing. If we do not relax underwriting standards in response to our competitors, we may lose market share. Any increase in these pricing and underwriting pressures could reduce the volume of our mortgage loan originations and sales and significantly harm our business, financial condition, liquidity and results of operations.

An increase in interest rates could result in a reduction in our mortgage loan origination volumes, an increase in delinquency, default and foreclosure rates and a reduction in the value of and income from our loans.

     - The following are some of the risks we face related to an increase in interest rates:

     - A substantial and sustained increase in interest rates could harm our ability to originate mortgage loans because refinancing an existing mortgage loan would be less attractive and qualifying for a purchase mortgage loan may be more difficult.

     - Existing borrowers with adjustable-rate mortgages may incur higher monthly payments as the interest rate increases, which may lead to higher delinquency and default rates.

     - If prevailing interest rates increase after we fund a mortgage loan, the value that we receive upon the sale or securitization of the mortgage loan decreases.

     - The cost of financing our mortgage loans prior to sale is based primarily upon the London Inter-Bank Offered Rate ("LIBOR"). The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first two or three years. If LIBOR increases after the time of loan origination, our net interest income--which represents the difference between the interest rates we receive on our mortgage loans pending sale and our LIBOR-based cost of financing such loans--will be reduced.

     Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

Our business requires a significant amount of cash and if it is not available our business will be significantly harmed.

     Our primary sources of cash are our warehouse credit facilities and the proceeds from the sales of our mortgage loans. We require substantial cash to fund our mortgage loan originations, to pay our mortgage loan origination expenses and to hold our mortgage loans pending sale. Our warehouse credit facilities also require us to observe certain financial covenants, including the maintenance of certain levels of cash and general liquidity in our company.

     Each of our existing warehouse credit facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

     In addition, the timing of our mortgage loan dispositions (which are periodic) is not always matched to the timing of our expenses (which are continuous). This requires us to maintain significant levels of cash to maintain acceptable levels of liquidity. Any decrease in demand in the whole mortgage loan market such that we are unable to timely and profitably sell our mortgage loans would inhibit our ability to meet our liquidity demands.

Our warehouse credit facilities contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

     Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

     The covenants and restrictions in our warehouse credit facilities may restrict our ability to, among other things:

     -    incur additional debt;

     -    make certain investments or acquisitions;

     -    repurchase or redeem capital stock;

     -    engage in mergers or consolidations;

     -    finance mortgage loans with certain attributes;

     -    reduce liquidity below certain levels; and

     -    hold mortgage loans for longer than established time periods.

     These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may significantly harm our business, financial condition, liquidity and results of operations.

If we do not manage our growth effectively, our financial performance could be harmed.

     In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

     -    meet our capital needs;

     -    expand our systems effectively;

     -    allocate our human resources optimally;

     -    identify and hire qualified employees;

     -    satisfactorily perform our servicing obligations; or

     - incorporate effectively the components of any businesses that we may acquire in our effort to achieve growth.

     The failure to manage growth effectively would significantly harm our business, financial condition, liquidity and results of operations.

The inability to attract and retain qualified employees could significantly harm our business.

     We depend upon our wholesale account executives and retail mortgage loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers, account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves our company there is an increased likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which will reduce our revenues.

An interruption in or breach of our information systems may result in lost business.

     We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of mortgage loan production, that reliance will increase. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer mortgage loan applications being received and slower processing of applications. We cannot assure you that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could significantly harm our business.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

     Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive or our business will be significantly harmed.

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease.

     A significant majority of our originations of mortgage loans comes from independent brokers. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

Our financial results fluctuate as a result of seasonality and other timing factors, which makes it difficult to predict our future performance and may affect the price of our common stock.

     Our business is generally subject to seasonal trends. These trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry. Further, if the closing of a sale of mortgage loans is postponed, the recognition of gain from the sale is also postponed. If such a delay causes us to recognize income in the next quarter, our results of operations for the previous quarter could be significantly depressed. If our results of operations do not meet the expectations of our stockholders and securities analysts, then the price of our common stock may decrease.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

     When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the mortgage loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to mortgage loan funding, the value of the mortgage loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A mortgage loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them.

     We are subject to losses due to fraudulent and negligent acts in other parts of our operations. If we experience a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity and results of operations would be significantly harmed.

Defective mortgage loans may harm our business.

     In connection with the sale of our mortgage loans, we are required to make a variety of customary representations and warranties regarding our company and the mortgage loans. We are subject to these representations and warranties for the life of the mortgage loan and they relate to, among other things:

     -    compliance with laws;

     -    regulations and underwriting standards;

     - the accuracy of information in the mortgage loan documents and mortgage loan file; and

     -    the characteristics and enforceability of the mortgage loan.

     A mortgage loan that does not comply with these representations and warranties may be unsaleable or saleable only at a discount, and, if such a mortgage loan is sold before we detect a non-compliance, we may be obligated to repurchase the mortgage loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses. We believe that we have qualified personnel at all levels and have established controls to ensure that all mortgage loans are originated to the market's requirements, but we cannot assure you that we will not make mistakes, or that certain employees will not deliberately violate our lending policies. We seek to minimize losses from defective mortgage loans by correcting flaws if possible and selling or re-selling such mortgage loans. We also create allowances to provide for defective mortgage loans in our financial statements. We cannot assure you, however, that losses associated with defective mortgage loans will not harm our results of operations or financial condition.

If the prepayment rates for our mortgage loans are higher than expected, our results of operations may be significantly harmed.

     When a borrower pays off a mortgage loan prior to the loan's scheduled maturity, the impact on us depends upon when such payoff or "prepayment" occurs. Our prepayment losses generally occur after we sell or securitize our mortgage loans and the extent of our losses depends on when the prepayment occurs. If the prepayment occurs within 12 to 18 months following a whole mortgage loan sale, we may have to reimburse the purchaser for all or a portion of the premium paid by the purchaser for the mortgage loan, again resulting in a loss of our profit on the mortgage loan.

     Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of mortgage loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See "Statutory and Regulatory Risks" below for a discussion of statutes related to prepayment penalties.

Risks of unknown liabilities as a result of reverse merger

     As of November 4, 2002, we became a publicly traded company through a reverse merger with an unrelated company, which had prior operations in an unrelated business. There may be potential liabilities incurred by the prior business, which are unknown to us for which we may be held liable. We have no insurance for liabilities incurred as a result of business conducted prior to the reverse merger.

Control by officer, director and majority stockholder

     We are controlled by Raymond Eshaghian, who beneficially owns 64.0% of our outstanding common stock as of December 12, 2002. Mr. Eshaghian serves as our Chief Executive Officer and a member of our Board of Directors. As a result, Mr. Eshaghian is able to (i) elect a majority of our Board of Directors, (ii) approve the sale of our assets, mergers and other business combination transactions and (iii) direct and control our operations, policies, and business decisions.

The registration of additional shares of common stock under the Securities Act of 1933 will cause further losses.

     In November 2002, we entered into two investor rights agreements: one granting Raymond Eshaghian certain registration rights with respect to 9,500,000 shares of common stock and the other granting four stockholders including Massoud Yashouafar, one of our directors, certain registration rights with respect to 5,000,000 shares of common stock. We expect that the legal, accounting, and other costs associated with the registration of those shares will be substantial.

                         Statutory and Regulatory Risks

The nationwide scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

     Because we originate mortgage loans on a national basis, we must comply with a multitude of federal and state laws and regulations, as well as judicial and administrative decisions. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict subprime mortgage loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

     Our failure to comply with these laws can lead to:

     -    civil and criminal liability;

     -    loss of approved status;

     - demands for indemnification or loan repurchases from purchasers of our loans;

     -    class action lawsuits; and

     -    administrative enforcement actions.

Stockholder refusal to comply with regulatory requirements may interfere with our ability to do business in certain states.

     Some states in which we operate may impose regulatory requirements on our officers and directors and persons holding certain amounts, usually 10% or more, of our common stock. If any person holding such an amount of our stock fails to meet or refuses to comply with a state's applicable regulatory requirements for mortgage lending, we could lose our authority to conduct business in that state.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.

     The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission ("FTC") entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its mortgage loan production with a single lender as the "agent" of the lender; the FTC imposed a fine on the lender in part because, as "principal," the lender was legally responsible for the mortgage broker's unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a subprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

When we are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, we may be unable to compete effectively with financial institutions that are exempt from such restrictions.

     The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the loan. A prepayment penalty payable by a borrower who repays a loan earlier than expected helps offset the reduction in value resulting from the early payoff. Consequently, the value of a mortgage loan is enhanced to the extent the loan includes a prepayment penalty, and a mortgage lender can offer a lower interest rate and/or lower loan fees on a loan which has a prepayment penalty. Prepayment penalties are an important feature to obtain value on certain of the mortgage loans we originate.

     Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we have relied on the federal Alternative Mortgage Transactions Parity Act (the "Parity Act") and related rules issued in the past by the Office of Thrift Supervision (the "OTS") to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption which federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a new rule that will reduce the scope of the Parity Act preemption such that, effective January 1, 2003, we will no longer be able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption could significantly harm our ability to compete effectively in the origination of mortgage loans with financial institutions that will continue to enjoy federal preemption of state restrictions on prepayment penalties.

The increasing number of federal, state and local "anti-predatory lending" laws may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans and could increase our cost of doing business.

     In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called "predatory" lending practices. These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate ("APR") exceeds specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of mortgage loans, regardless of whether a purchaser knew of or participated in the violation.

     Although it is against our policy to engage in predatory lending practices, we have generally avoided originating loans that exceed the APR or "points and fees" thresholds of these laws, rules and regulations, because the companies that buy our mortgage loans and/or provide financing for our mortgage loan origination operations generally do not want to buy or finance such loans. To the extent we do have financing and purchasers for such mortgage loans, we have, on a limited basis, begun to make mortgage loans which exceed the APR or "points and fees" thresholds of these laws, rules and regulations. The continued enactment of these laws, rules and regulations may prevent us from making certain mortgage loans and may cause us to reduce the APR or the points and fees on mortgage loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime mortgage loans, making it difficult to fund, sell or securitize any of our mortgage loans. If we decide to relax further our restrictions on mortgage loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or mortgage loan repurchases from our lenders and mortgage loan purchasers, class action lawsuits, increased defenses to foreclosure of individual mortgage loans in default, individual claims for significant monetary damages, and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could significantly harm our business, financial condition, liquidity and results of operations.

                        Risks Related to our Common Stock

There is no assurance of an established public trading market.

     Although our common stock trades on the NASD OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

     The price at which our common stock trades is influenced by a number of factors, including:

     -    the issuance of new equity securities;

     -    changes in interest rates;

     - competitive developments, including announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     -    variations in quarterly operating results;

     -    change in financial estimates by securities analysts;

     -    the depth and liquidity of the market for our common stock;

     - investor perceptions of our company and the non-conforming and subprime mortgage industries generally; and

     -    general economic and other national conditions.

Sales of additional common stock may adversely affect our market price.

     The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. As of December 12, 2002, Raymond Eshaghian, our Chief Executive Officer and one of our directors, beneficially owns 9,500,000 shares of our common stock and four other stockholders, including Massoud Yashouafar, one of our directors, beneficially own 5,000,000 shares of our common stock, and these five stockholders have the right to require us to register their respective shares. The sale of a large amount of shares by one or more of the five stockholders, or the perception that such sales may occur, could adversely affect the market price for our common stock.

Our common stock is considered a "penny stock."

     Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under
Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than five dollars (5.00) per share; or (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Broker-dealer requirements may affect trading and liquidity.

     Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

     Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares of our common stock are subordinate to the rights of our wholly owned operating subsidiary's existing and future creditors.

     We are a holding company and our only assets are the shares of capital stock of our wholly owned operating subsidiary, The Mortgage Store. As a holding company without independent means of generating operating revenues, we depend upon dividends and other payments from The Mortgage Store to fund our obligations and meet our cash needs. Our expenses may include the salaries of our executive officers, insurance and professional fees. Financial covenants under the existing or future loan agreements of The Mortgage Store, or provisions of the California Corporations Code, may limit The Mortgage Store's ability to make sufficient dividend or other payments to us to permit us to fund our obligations or meet our cash needs, in whole or in part. By virtue of this holding-company structure, shares of our common stock are structurally junior in right of payment to all existing and future liabilities of The Mortgage Store.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

     Some of the provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price.

     For example, our certificate of incorporation authorizes the board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock will be outstanding upon the closing of this offering and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders' control.

     In addition, we are also subject to Section 203 of the Delaware General Corporation Law that, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. The preceding provisions of our certificate of incorporation and bylaws, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management, even if such things would be in the best interests of our stockholders.

         SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND REPORTS PREPARED

     This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenues, earning, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words, "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will," "result," "could," "may," "might," or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that would cause our actual results to differ materially from those which are management's current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate. In addition, the risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Item 3.  Controls and Procedures.

      (a)  Evaluation of disclosure controls and procedures

     The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of filing of this report (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

      (b)  Changes in internal controls

     There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

      Item 1.        Legal Proceedings.

           None; not applicable.

      Item 2.        Changes in Securities.

     Effective as of November 4, 2002, Little Creek, Inc. completed the Agreement which had previously been entered into as of April 5, 2002, by and among us, Jenson Services, the Jensons, The Mortgage Store, and the sole stockholder of The Mortgage Store, which set forth the terms and conditions of the business combination between the parties following our change of domicile from the State of Utah to the State of Delaware and as a result of which The Mortgage Store has become a wholly-owned subsidiary of ours.

     The Reorganization became effective on November 4, 2002, following the satisfaction or waiver of each of the closing conditions set forth in the Agreement and the subsequent filing of a Certificate of Amendment changing our name from "Little Creek, Inc." to "TMSF Holdings, Inc." Our common stock is listed for quotation on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol "TMFZ," formerly "LCRK."

     Pursuant to the Agreement, the sole stockholder of capital stock of The Mortgage Store received an aggregate of 9,500,000 shares of our common stock ("restricted securities"), representing approximately 96.6% of our outstanding common stock immediately following the Closing.

     The Agreement provided for the cancellation of 1,295,118 shares of our common stock which were owned by Arthur Beroff, Thomas J. Howells, James P. Doolin and Jenson Services.

     As of November 29, 2002, we sold shares of our common stock in a private offering pursuant to Regulation D of the Securities Act of 1933 at a price per share of $0.60 to four stockholders, including 2,000,000 shares to Massoud Yashouafar, one of our directors. Of the 5,000,000 shares sold, 3,333,333 were issued in exchange for $2,000,000 principal amount of notes that were previously issued by The Mortgage Store and 1,666,667 were issued for a cash payment of $1,000,000.

      Item 3.        Defaults Upon Senior Securities.

           None; not applicable.

      Item 4.        Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the Company's Shareholders was held on October 28, 2002. The matters considered at the meeting were:

     (a) The election of Raymond Eshaghian, H. Wayne Snavely and Massoud Yashouafar to the Company's Board of Directors.

     (b) The approval of the change of the Company's domicile from the state of Utah to the state of Delaware.

     (c)  The approval of the acquisition of The Mortgage Store.

     (d) The approval of an Amendment to the Company's Articles of Incorporation to change the Company's name to "TMSF Holdings, Inc."

     Each of the nominees were elected to the Board of Directors; the change of the Company's domicile to the state of Delaware was approved; the acquisition of The Mortgage Store was approved and the Amendment to the Company's Articles of Incorporation was approved. The votes cast at the annual meeting upon the matters considered were as follows:


                                                                                     For                Against            Abstain
         Election of Directors

                    Raymond Eshaghian                                              895,618                 0               735,865
                    H. Wayne Snavely                                               895,618                 0               735,865
                    Massoud Yashouafar                                             895,618                 0               735,865

         Approval

                    Change to Domicile                                             895,618                 0               735,865
                    Acquisition of The Mortgage Store                              895,618                 0               735,865
                    Amendment to Articles of Incorporation                         895,618                 0               735,865



      Item 5.        Other Information.

     See Note 1 of the financials or a Form 8-K filed on November 20, 2002 with the Securities and Exchange Commission regarding the completion of the Agreement the Company entered into with The Mortgage Store.

      Item 6.        Exhibits and Reports on Form 8-K.

           (a) Exhibits  -

     Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)       Reports on Form 8-K.

     A Form 8-K filed on November 20, 2002 with the Securities and Exchange Commission regarding the completion of the Agreement the Company entered into with The Mortgage Store.

           (c)       Documents Incorporated by Reference.

     The Company filed a Form 8-K on November 20, 2002 with the Securities and Exchange Commission regarding the completion of the Agreement the Company entered into with The Mortgage Store.

     The Company's 14C Definitive Information Statement, as filed with the Securities and Exchange Commission on October 4, 2002.

*Summaries of all exhibits contained in this Report are modified in their entirety by reference to these Exhibits.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LITTLE CREEK, INC.



Date:  December 16, 2002              /s/ Raymond Eshaghian
                                      -----------------------------
                                      Raymond Eshaghian
                                      President and
                                      Chief Executive Officer




CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

           I, Raymond Eshaghian, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Little Creek, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002


                                 /S/ RAYMOND ESHAGHIAN
                                 -----------------------------------------
                                 Raymond Eshaghian
                                 President and Chief Executive Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

           I, Massoud Najand, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Little Creek, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002

                                     /S/ MASOUD NAJAND
                                     ----------------------------
                                     Masoud Najand
                                     Chief Financial Officer