Form 10KSB
period 2002-12-31
TMSF HOLDINGS INC
filed 2003-03-31
CIK 1100125

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 0-28325

TMSF HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0642252 (I.R.S. Employer Identification No.)

727 West Seventh Street Suite 850 Los Angeles CA 90017
(Address of principal executive offices)

(213) 234-2400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of class
Common Stock, $0.001 par value

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [x] No [   ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained in this form, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

     State the Registrant’s revenues for its most recent fiscal year. $13,659,459

     On March 27, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4 million, based on the closing sales price of common stock on the Nasdaq Bulletin Board. There were 14,836,365 shares of Common Stock outstanding as of March 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Definitive Proxy Statement issued in connection with the 2003 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III.

TMSF HOLDINGS, INC.

2002 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

     This annual report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements, including, among other things, failure to achieve projected earning levels, the timely and successful implementation of strategic initiatives, the ability to generate sufficient liquidity, interest rate fluctuations, changes in assumptions regarding estimated loan losses or interest rates, the availability of financing and, if available, the terms of any financing, changes in estimations of origination and resale pricing of mortgages, changes in markets which we serve, including the market for Alt-A and fixed rate mortgages, the inability to originate sub-prime mortgages, changes in general market and economic conditions and other factors described in this annual report. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” and Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

     Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to TMSF Holdings, Inc., a Delaware corporation incorporated in October 2002, and its wholly owned subsidiary, The Mortgage Store Financial, Inc. a California corporation incorporated in 1992 (“The Mortgage Store”). We file our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the “SEC”). You can learn more about us by reviewing such filings and other information that we may file or furnish to the SEC at the SEC's website at www.sec.gov.

     We are a financial holding company previously operating as Little Creek, Inc. In November 2002, we acquired The Mortgage Store — a nationwide mortgage lender — and changed our name to TMSF Holdings, Inc. Prior to the acquisition of The Mortgage Store, Little Creek Inc. did not have any significant operational activity. The following discussion pertains to those of The Mortgage Store, our wholly owned subsidiary. We are a nationwide mortgage banker that originates, finances, and sells conforming and non-conforming mortgage loans secured by single-family residences. Upon origination we sell our loans, on a whole loan basis, for cash to investors who either retain these mortgages for their own portfolio or pool them into mortgage backed securities offered in the financial markets. Since 1996, we have been engaged in origination of specialty products commonly known as Alt-A mortgages for residential borrowers. Recently, we expanded our loan programs to include Type-A loans as well as sub-prime mortgages for borrowers with lower credit ratings.

     We have a wholesale division that solicits business from mortgage brokers and a retail division that markets directly to general public. There are currently over 500 approved brokers who conduct business with us. For the year ended December 31, 2001, we originated approximately $161 million of mortgage loans, of which approximately $137 million were generated through third party brokers.

     Loan applications are processed and underwritten by us in accordance with established guidelines acceptable to its investors, and are funded directly through our own credit facility (warehouse line). We do not maintain any loan portfolio for our own account, nor do we service the funded loans. We strive to sell the entire bulk of our funding within 30-60 days to investors for a cash premium price. The premium reflects the risk-adjusted value of the loan and is directly related to interest rates and borrower’s credit rating.

Products

     We offer both fixed-rate and adjustable-rate loans, as well as loans with an interest rate that is initially fixed for a period of time and subsequently converts to an adjustable rate. We offer a wide variety of interest rates in combination with points paid, so borrowers can elect to pay higher points at closing to secure a lower rate over the life of loan, or pay a higher interest rate and reduce or eliminate points payable at closing.

     We have traditionally engaged in alternative documentation lending, which in comparison with conventional types of mortgages allow borrowers with better credit ratings to obtain loans based on their good credit history instead of narrower underwriting criteria of full documentation loans. These Alt-A products currently constitute a substantial portion of our loan programs.

     We originate mortgage loans, which are secured by a primary deed of trust of the property up to a maximum of 100% of the value. We do not originate stand-alone second trust deed loans or loans with over 100% loan-to-value (“LTV”) ratio. However, we may break a high LTV loan into a primary first trust deed and a concurrent second trust deed.

     Recently, we have begun to offer a wider range of loan programs in order to insulate the risk of over dependence on any product type and to increase the volume of production through existing broker relations. These programs include conventional and jumbo full-documentation loans, and sub-prime loans for borrowers with category “B” and “C” credit ratings in addition to Federal Housing Administrative (“FHA”) and Veteran’s Administration Insured (“VA”) loans.

     We believe that through such varied product mix, we can create a sustained growth through different phases of economic cycles, which affect one category of loans more than others. We further believe that such a strategy would also enhance our relationship with existing brokers who would benefit from one-stop shopping for all of their clients.

Marketing

     In the competitive environment of mortgage banking, efficiency in pricing and quality of service are important elements for continued success and growth. Our stated mission is to provide the highest quality of care to every customer and to assist brokers in offering the best programs and speed of closing to their clients. Our marketing strategy is to develop both our wholesale and retail divisions, and to expand the geographic coverage of our activities.

     Currently, we have a team of in-house account representatives who introduce our programs to an increasing numbers of brokers. We intend to expand our wholesale division as new geographic areas are canvassed and added to our operational territories. Furthermore, we have a group of wholesale field representatives whom we rely on to establish personal relationships with mortgage brokers in their respective territories.

     In order to create a strong retail division, we have introduced an aggressive commission structure for those loan officers who have established a strong track record of successful origination to maximize their income through association with us as a direct lender. Under this program, we have recruited over 100 loan officers that operate from home-offices throughout California. We intend to develop similar networks in other states where we are licensed as a mortgage broker.

     Additionally, we have established an exclusive arrangement with a mortgage franchisor in Southern California. Through this arrangement, we fund substantially all loans originated by each franchisee in the franchisor’s territory.

Operations

     In order to provide the highest quality of service, which entails efficient communication and responsiveness to the needs of customer as well as fast processing and closing of the files, while maintaining prudent underwriting and quality control procedures, we have made substantial investment in technological resources and in our professional staffing.

     By bringing together all aspects of mortgage lending within one organization and nurturing a culture of open access and exchange we believe that we have successfully created an environment in which every employee shares and benefits from the success of the entire company and is motivated to provide care and service to customers.

     Generally mortgage brokers submit a loan application to more than one lender at the same time in order to compare rates and terms for the best offer. Our policy is to provide a decision of approval or denial of a loan within 24 hours after submission of the loan application. Upon receipt of a loan package, the borrower’s information and loan data is entered into the mortgage-banking database. Once the loan application is registered, it is reviewed by an underwriting staff to determine that loan parameters conform to program guidelines. The broker is then informed of denial or conditional approval of their loan. The broker at this stage submits the whole application file including required conditions for full review and pricing of the loan. Once the rate and terms of the loan are accepted, the package including pre-funding conditions is submitted for underwriting, quality control, and funding.

     It is possible for the broker to follow the progress of the loan application throughout this process by accessing the same loan data residing at our network via the Internet. A loan liaison will also be in continued contact with the broker to update him with the progress of the application package and any additional condition that may become necessary due to full review and quality control examinations of the loan application.

Underwriting

     We originate loans for resale to various investors. Therefore, our underwriting guidelines are based on those acceptable to our investors. We use FHA and VA guidelines for loans to be insured by these organizations respectively. All type-A loans are underwritten according to Federal National Mortgage Association (“Fannie Mae”) guidelines. We use established underwriting guidelines for other Alt-A and “B” or “C” programs that are approved by our purchasers.

     The guidelines for each program establish the requirements under which lenders will approve the loan. These guidelines define the maximum loan-to-value ratio, the maximum amount of loan, required credit scores and borrower’s income and assets to qualify for the loan.

     The underwriting guidelines include three levels of applicant documentation requirements, referred to as the “Full Documentation,” “Stated Income Documentation” and “No Documentation” programs. Under Full Documentation and Stated Documentation programs, we review the applicant’s source of income, calculate the amount of income from sources indicated on the loan application or similar documentation, review the credit history of the applicant, calculate the debt service-to-income ratio to determine applicants ability to repay the loan, review the type and use of the property being financed, and review the property. In determining the ability of the applicant to repay the loan, our underwriters use a qualifying rate that is equal to (i) the stated interest on fixed rate loans, (ii) the initial interest rate on loans which provide for two to five years of fixed rate before the initial rate adjustment, or (iii) one percent above the initial interest rate on other adjustable-rate loans.

     The underwriting guidelines require that mortgage loans be underwritten in standardized procedure which complies with applicable federal and state laws and regulations and requires our underwriters to be satisfied with the value of the property being financed, as indicated by appraisal and appraisal review. In general the maximum loan amount for mortgage loans originated under our programs is $650,000; however, larger loans may be approved on a case-by-case basis.

     The underwriting guidelines for Full Documentation and Stated Income Documentation programs permit one-to-four unit family residential property loans to have loan-to-value ratios at origination of up to 100% for a maximum loan amount of $400,000 depending on, among other things, the borrower’s credit score, purpose of mortgage loan, repayment ability and debt service-to-income ratio, income documentation, as well as the type and use of the property.

     Under full documentation programs, applicants are generally required to submit two written forms of verification of stable income for at least 24 months. Under the Stated Income Documentation program an applicant may be qualified based upon monthly income as stated on the mortgage loan application if the applicant meets certain criteria. All the foregoing programs require that with respect to salaried employees there be a telephone verification of the applicant’s employment. Verification of the source of funds required for deposit into escrow in the case of a purchase money loan is generally required for all Full Documentation loans and Stated Income Documentation loans, where the loan-to-value ratio is greater than 80%.

     Our categories and criteria for grading the credit history of potential borrowers are set forth in the table below. Generally, borrowers in lower credit grades are less likely to satisfy the repayment of obligations of a mortgage loan, and therefore, are subjected to lower loan-to-value ratios and are charged higher interest rates and loan origination fee. Loans made to lower credit grade borrowers, including credit impaired borrowers, entail a higher risk of delinquency, hence, borrowers are required to maintain a higher equity and pay higher rates to mitigate these risks.

     We evaluate our underwriting guidelines on an ongoing basis and periodically modify the guidelines to reflect The Mortgage Store’s current assessment of various issues related to an underwriting analysis. In addition, we adopt underwriting guidelines appropriate to new loan products that we may offer. The following table summarizes our underwriting guidelines for sub-prime loans:

	A Risk	A- Risk	B Risk	B- Risk	C Risk	C- Risk

Max. LTV/CLTV
Full Doc	100%/100%	100%/100%	90%/90%	85%/85% First Trust Deed only	75%-1st First Trust Deed only	70%-1st
Stated Income FICO>=680	100%	95%	85%	80%	N/A	N/A
Stated Income FICO>=640	90%	90%	80%	75%	N/A	N/A
Stated Income FICO<640	80%	75%	70%	65%	N/A	N/A
Mortgage Late Payments (12 months)	No late payments	One 30-day late payment in 12 months	Maximum of two 30-day late payment in 12 months	Maximum three 30-day or one 60-day late payment in 12 months	Maximum two 60-day late payment in 12 months	No 90-day late payments in 12 months
Credit Score	650 FICO	650 FICO	615 FICO	585 FICO	570 FICO	500 FICO
Other Consumer Credits	No major 30-day late payment, some minor 30-day late payments	Maximum two major 30-day late payments, some minor 30 day late	Maximum five 30-day late, or two 60-day late, some minor 60-day late	Maximum three 60-day late, or one 90-day late, some minor 90-day late	Maximum two major 90-day late, or some minor 120-day late payments.
Maximum Loan Amount (1st Lien)	$400,000	$400,000	$350,000	$350,000	$350,000	$300,000

     As described above, we use the foregoing categories and characteristics as underwriting guidelines only. Our underwriters may determine that the prospective borrower warrants a risk category upgrade, a debt service-to-income ratio exception, a pricing exception, a loan-to-value exception or an exception from certain requirements of a particular category (collectively called an “upgrade” or an “exception”). An upgrade or exception may generally be allowed if the application reflects certain compensating factors, including among others: low LTV ratio, stable employment, and length of residence in subject property. Accordingly, we may classify certain mortgage loan applications in a more favorable risk category than other mortgage loan applications that, in the absence of such compensating factors, would only satisfy the criteria of a less favorable risk category.

     We have implemented a loan quality control process designed to ensure sound lending practices and compliance with our policies and procedures. Prior to funding of a loan, we perform a “pre-funding quality control audit” which consists of the verification of borrower’s credit and employment, utilizing automated services and verbal verification.

     Properties underlying the potential mortgage loans are appraised by an appraiser selected by the submitting broker. We assign all original appraisals for review to an independent appraisal review company, which will perform an enhanced desk or a field review of the subject property to confirm the adequacy of the property as collateral prior to funding.

     All loan applications are also subjected to an automated data integrity scoring system (“DISSCO”), which identifies discrepancies in information provided by the borrower on their loan application and those retained by national credit reporting agencies. This system also provides an automated valuation of the property and searches recorded sales transactions on the subject property for the possibility of pricing manipulation through repeated sales in short periods of time, which is referred to as “flipping of properties”.

     Subsequent to funding, our quality control department makes a random audit of 10% of closed loans. The department performs a review of documentation for compliance with established underwriting guidelines and lending procedures along with a physical inspection of property and verification of occupancy. All funding documents are reviewed for accuracy, completeness and adherence to corporate, state, and federal requirements. As part of this audit process, deficiencies are reported to our senior management to determine trends and the need for additional training of our personnel.

Funding and Sales of Mortgage Loans

Warehouse Facilities

     From 1996 to December 2000, we funded our production primarily through a warehouse credit facility established with Imperial Warehouse Lending, which was subsequently renamed IMPAC Warehouse Lending Group, under which monies to originate loans were financed. In December 2000, we acquired additional facilities with Imperial Warehouse Finance, Inc. and subsequently discontinued our facility with IMPAC Warehouse Lending Group in January 2001.

     The total credit line provided by Imperial Warehouse Finance as of December 31, 2002 was $20 million. We have reestablished an additional line in the amount of $50 million with IMPAC Warehouse Lending Group. The interest rate on these lines currently is prime plus 1% subject to increase based on the length of time loans are held on the warehouse line.

     We have been informed that Imperial Warehouse Finance will discontinue its operations as of April 1, 2003. As of March 21, 2003 we have repurchased all outstanding loans under this line. We are currently negotiating with other warehouse lenders to secure a larger credit facility to facilitate increases in our loan production, which will be at interest rates and terms that are consistent with management’s objectives.

Loan Sales

     We follow a strategy of selling for cash substantially all of our loan origination through loan sales in which we disposes of our entire economic interest in the loans for a cash price that represents a premium over the principal balance of the loans sold. We sold $290 million of loans for 2002 as compared to $146 million of loans for 2001 and $54 million for 2000. Loan sales are typically made monthly. We did not sell any loans directly through securitization during these periods.

     We have been selling our loans to various investors including DLJ Mortgage Capital, Lehman Brothers Bank, Greenpoint Mortgage, Household Finance, IndyMac Bank, IMPAC Funding, UBS Warburg and Bear Stern/Epic Mortgage.

     Cash gain on sale of mortgage loans represented 83% of our total revenue for 2002, as compared to 84.9% of our total revenue for 2001 and 89.5% for 2000. We maximize our cash gain on sale of mortgage loan revenue by closely monitoring institutional purchaser’s requirements and grouping loan types that meet each investor’s purchase criteria for highest pricing.

     We are required to provide certain representations and warranties to investors who purchase the loans. We may be required to repurchase or substitute a loan if certain representations or warranties are breached. Additionally, we may be required to repurchase or substitute a loan if a payment default occurs within a certain period ranging from one to three months after sales of these loans. We are also required in some cases to repurchase or substitute a loan if the loan documentation is alleged to contain fraudulent misrepresentations made by the borrower. Any claim asserted against us in the future by our loan purchasers may result in liabilities or legal expenses that could have material adverse effect on our results of operations and financial condition.

     During 2002, we were required to repurchase two mortgage loans with aggregate principal loan value of $848,000 due to early payment defaults by the borrowers. These mortgage loans have been disposed of and a loss has been recognized.

Securitization Capability

     While we had not sold loans directly through securitizations, part of our loan sale strategy may include the future sale of loans directly through securitizations in the future if management determines that such sales are more beneficial.

     Typically in securitization, the issuer aggregates mortgages into a real estate mortgage investment conduit trust. The regular interest or the senior tranches of the trust are investment grade. While the issuer generally retains the residual interest in the trust, it immediately sells the regular interests and generally uses the proceeds to repay borrowings that were used to fund or purchase the loans in the securitized pool. The holders of the interest are entitled to receive scheduled principal collected on the pool of securitized loans and interest at the pass-through interest rate on the certificate balance for such interests. The residual interest represents the subordinated right to receive cash flows from the pool of securitized loans after payment of the required amounts to the holders of regular interests and the cost associated with the securitization.

Sub-Servicing

     While we currently sell substantially all of the mortgage loans we originate servicing released (meaning we do not retain the servicing rights to such loans), we are required to service the loans from the date of funding through the date of sale. Since we strive to conduct whole loan sales monthly, we currently do not have a substantial servicing portfolio.

     To the extent that we decide to retain servicing rights in the future or conduct securitizations, we may contract the sub-servicing of such mortgage loans, which would expose us to more substantial risks associated with contracted sub-servicing. In such event, it is expected that many of our borrowers will require notices and reminders to keep their mortgage loans current and to prevent delinquencies and foreclosures. A substantial increase in our delinquency rate or foreclosure rate could adversely affect our ability to access profitably the capital market for our financing needs, including any future securitizations.

Interest Rate Management

     Our profits depend, in part, on the difference, or “spread,” between the effective rate of interest received by us on the loans we originate and the interest rates payable by us under our warehouse facilities ( or for securities issued in any future securitizations ). The spread can be adversely affected because of interest rate increases during the period from the date the loans are originated until the closing of the sale ( or securitization ) of such loans.

     Since we historically have retained loans for a short period of time pending their sales, we have not engaged in hedging activities to date. However, in the future we may hedge our variable-rate mortgage loans ( and any interest only and residual certificates retained in connection with any future securitizations ) with hedging transactions, which may include forward sales of mortgage loans or mortgage-backed securities, interest rate caps and floors and buying and selling of futures and options on futures. The nature and quantity of hedging transactions will be determined by our management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. No assurance can be given that any such hedging transactions will offset the risks of changes in the interest rates, and it is possible that there will be periods during which we may incur losses after accounting for our hedging activities.

Competition

     We face intense competition in the business of originating and selling conforming and non-conforming mortgage loans. Our competitors in the industry include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Many of these entities are substantially larger and have considerably greater financial, technical and marketing resources than us. With respect to other mortgage banking and specially finance companies, there are many larger companies that focus on the same types of mortgage loans with which we directly compete for product. From time to time, one or more of these companies may be dominant in the origination and sale of mortgage loans. In addition, many financial services organizations that are much larger than us have formed national loan origination networks offering loan products that are substantially similar to our loan programs. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. In addition, the current level of gains realized by us and our competitors on the sale of non-conforming loans could attract additional competitors into this market. Additional competition may lower the rates we can charge borrowers, thereby potentially lowering gain on future loan sales and future securitizations. We may in the future also face competition from, among others, government-sponsored entities which may enter the non-conforming mortgage market. Existing or new loan purchase programs may be expanded by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Government National Mortgage Association (“GNMA”) to include non-conforming mortgages, particularly those in the “A-” category, which constitutes a significant portion of our loan production. To the extent any sales competitors significantly expand their activities into our market, we could be materially and adversely affected. Fluctuations in interest rates and general economic conditions may also affect our competition. During periods of rising rates, competitors that have locked in low costs may have a competitive advantage. During periods of declining rates, competitors may solicit our customers to refinance their loans.

Regulation

     The consumer financing industry is a highly regulated industry. Our business is subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities. These rules impose obligations and restrictions on our loan origination, credit activities and secured transactions. In addition, these rules limit the interest rates, finance charges and other fees that we may assess, mandate extensive disclosure to our customers, prohibit discrimination, and impose multiple qualification and licensing obligations on us. Failure to comply with these requirements may result in, among other things, loss of approved status, class action lawsuits, administrative enforcement actions and civil and criminal liability. We believe that we are in compliance with these rules and regulations in all material respects.

     Our loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. For example, state usury laws limit the interest rates that we can charge on our loans. Our lending activities are also subject to various federal laws, including the Truth in Lending Act, Homeownership and Equity Protection Act of 1994, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedure Act and the Home Mortgage Disclosure Act.

     We are subject to certain disclosure requirements under the Truth-in-Lending Act (“TILA”) and Regulation Z promulgated under TILA. TILA is designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loan and credit transactions. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including loans of the type originated by us. In addition, TILA gives consumers, among other things, a right to rescind loan transactions in certain circumstances if the lender fails to provide the requisite disclosure to the consumer.

     We are also subject to the Homeownership and Equity Protection Act of 1994 (the “High Cost Mortgage Act”), which makes certain amendments to TILA. The High Cost Mortgage Act generally applies to consumer credit transactions secured by the consumer’s principal residence, other than residential mortgage transactions, reverse mortgage transactions or transactions under an open end credit plan, in which the loan has either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $400 or (ii) an annual percentage rate of more than ten percent points higher than United States Treasury securities of comparable maturity (“Covered Loans”). The High Cost Mortgage Act imposes additional disclosure requirements on lenders originating Covered Loans. In addition, it prohibits lenders from, among other things, originating Covered Loans that are underwritten solely on the basis of the borrower’s home equity without regard to the borrower’s ability to repay the loan and including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The High Cost Mortgage Act also restricts, among other things, certain balloon payments and negative amortization features.

     We are also required to comply with the Equal Credit Opportunity Act of 1974, as amended (“ECOA”), and Regulation B promulgated thereunder, the Fair Credit Reporting Act, as amended, the Real Estate Settlement Procedures Act of 1975, as amended, and the Home Mortgage Disclosure Act of 1975, as amended. ECOA prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status. Regulation B restricts creditors from requesting certain types of information from loan applicants. The Fair Credit Reporting Act, as amended, requires lenders, among other things, to supply an applicant with certain information if the lender denied the applicant credit. RESPA mandates certain disclosure concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services. In addition, beginning with loans originated in 1977, we must file an annual report with the U.S. Department of Housing and Urban Development (“HUD”) pursuant to the Home Mortgage Disclosure Act, which requires the collection and reporting of statistical data concerning loan transactions.

     In the course of our business, we may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. In such event, we could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

     Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations, which, if adopted, could impact us. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict our ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by us, or otherwise adversely affect our business prospects.

Employees

     At December 31, 2002 we had 87 full-time employees. We believe that relations with our employees are good. We are not a party to any collective bargaining agreement.

RISK FACTORS

     In addition to the other information in this Form 10-KSB, the following facts should be considered in evaluating us and our business.

Risks Related to Our Business

We finance borrowers with lower credit ratings. The subprime loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we are required to repurchase.

We are in the business of originating and selling conforming and non-conforming mortgage loans, which include subprime mortgage loans. Non-conforming mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the mortgage loan. Also, our cost of financing a delinquent or defaulted mortgage loan is generally higher than for a performing mortgage loan. We bear the risk of delinquency and default on mortgage loans beginning when we originate them and continuing even after we sell loans. We also reacquire the risks of delinquency and default for mortgage loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent on the loan for the first 90 days after transfer date, or in any sale (or securitization if we engage in securitizations in the future) if the loan materially violates our representations or warranties. At December 31, 2001, mortgage loans held for sale included approximately $750,000 of loans to be repurchased. At December 31, 2001, our provision of loss for loans to be repurchased was $195,000; it was $0 at December 31, 2002.

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

     Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit, decreased real estate values, and an increased rate of delinquencies, defaults and foreclosures. Any material decline in real estate values would increase the loan-to-value ratios (“LTVs”) on mortgage loans that we hold pending sale, weaken our collateral coverage and increase the possibility of a loss if a borrower defaults. Many of the mortgage loans that we originate are to borrowers who make little or no down payment, resulting in higher LTVs. A lack of equity in the home may reduce the incentive a borrower has to meet his payment obligations during periods of financial hardship, which might result in higher delinquencies, defaults and foreclosures. These factors would reduce our ability to originate mortgage loans. In addition, mortgage loans that we originate during an economic slowdown may not be as valuable to us because potential purchasers of our mortgage loans might reduce the premiums they pay for the loans to compensate for any increased risks arising during such periods. Any sustained increase in delinquencies, defaults or foreclosures are likely to significantly harm the pricing of our future mortgage loan sales and also our ability to finance our mortgage loan originations.

Terrorist attacks or military actions may adversely affect our financial results.

     The effects that terrorist attacks in the United States or other incidents and related military action, or the result of the military actions by the U.S. and Coalition forces in Iraq or other regions, may have on our ability to originate mortgages on the values of the mortgaged properties can not be determined at this time. As a result of terrorist activity and military action, there may be a reduction in the new mortgages, which will adversely affect our ability to expand our mortgage originations. These potential consequences of terrorist attacks or military action will have an adverse affect on our financial results. Federal agencies and non-governmental lenders have, and may continue to, defer, reduce or forgive payments and delay foreclosure proceedings in respect of loans to borrowers affected in some way be recent and possible future events. In addition, activation of a substantial number of U.S. military reservists or members of the National Guard may significantly increase the proposition of mortgage loans whose mortgage rates are reduced by the application of the Soldiers’ and Sailors’ Civil Relief Act of 1940 or similar state laws, and neither the master service nor the services will be required to advance for any interest shortfall caused by any such reduction.

Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business.

     Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the year ended December 31, 2001 and December 31, 2002 approximately 94% and 91%, respectively, of the loans we originated were collaterized by property located in Californian. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

     The government-sponsored entities Fannie Mae and Freddie Mac are also expanding their participation in the mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase mortgage loans with lower rates or fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including subprime mortgage loans, they do have the authority to buy mortgage loans. A material expansion of their involvement in the market to purchase non-conforming and subprime mortgage loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the subprime mortgage industry.

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

     The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate mortgage loans because refinancing an existing mortgage loan would be less attractive and qualifying for a purchase mortgage loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages may incur higher monthly payments as the interest rate increases, which may lead to higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a mortgage loan, the value that we receive upon the sale or any securitization of the mortgage loan decreases.

•	The cost of financing our mortgage loans prior to sale is based primarily upon the Prime Rate. The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first two or three years. If Prime Rate increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale and our Prime rate-based cost of financing such loans—will be reduced.

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

     As of December 31, 2002, we financed substantially all of our existing loans through two separate warehouse credit facilities. Each of these facilities is cancelable by the lender for cause at any time and at least one is cancelable at any time without cause. These facilities generally have a renewable, one-year term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

     In addition, during the years ended December 31, 2000, 2001, and 2002, we had negative operating cash flow of approximately $11 million, $3 million, and $67 million, respectively, which resulted from the use of approximately $54 million, $161 million, and $358 million, respectively, of cash for new loan originations offset by cash proceeds from the sale of loans of $43 million, $158 million, and $290 million, respectively. The timing of our mortgage loan dispositions (which are periodic) is not always matched to the timing of our expenses (which are continuous). This requires us to maintain significant levels of cash to maintain acceptable levels of liquidity. Any decrease in demand in the whole mortgage loan market such that we are unable to timely and profitably sell our mortgage loans would inhibit our ability to meet our liquidity demands.

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

     The covenants and restrictions in our warehouse credit facilities may restrict our ability to, among other things:

•	incur additional debt;

•	make certain investments or acquisitions;

•	repurchase or redeem capital stock;

•	engage in mergers or consolidations;

•	finance mortgage loans with certain attributes;

•	reduce liquidity below certain levels; and

•	hold mortgage loans for longer than established time periods.

     These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may significantly harm our business, financial condition, liquidity and results of operations.

If we do not manage our growth effectively, our financial performance could be harmed.

     In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2000 we had 18 employees, and by December 31, 2002 we had more than 84 employees. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively;

•	allocate our human resources optimally;

•	identify and hire qualified employees;

•	satisfactorily perform our servicing obligations; or

•	incorporate effectively the components of any businesses that we may acquire in our effort to achieve growth.

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

     A significant majority of our originations of mortgage loans comes from independent brokers. In 2001, 79% of our loan originations were originated through approximately 100 brokers. In 2002, 80% of our loan originations were originated through approximately 150 brokers. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

     We have controls and processes designed to help us identify misrepresented information in our loan origination operations. We cannot assure you, however, that we have detected or will detect all misrepresented information in our loan originations.

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

     In connection with the sale of our mortgage loans, we are required to make a variety of customary representations and warranties regarding our company and the mortgage loans. We are subject to these representations and warranties for the life of the mortgage loan and they relate to, among other things:

•	compliance with laws;

•	regulations and underwriting standards;

•	the accuracy of information in the mortgage loan documents and mortgage loan file; and

•	the characteristics and enforceability of the mortgage loan.

     A mortgage loan that does not comply with these representations and warranties may be unsaleable or saleable only at a discount, and, if such a mortgage loan is sold before we detect a non-compliance, we may be obligated to repurchase the mortgage loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses. We believe that we have qualified personnel at all levels and have established controls to ensure that all mortgage loans are originated to the market’s requirements, but we cannot assure you that we will not make mistakes, or that certain employees will not deliberately violate our lending policies. We seek to minimize losses from defective mortgage loans by correcting flaws if possible and selling or re-selling such mortgage loans. We also create allowances to provide for defective mortgage loans in our financial statements. We cannot assure you, however, that losses associated with defective mortgage loans will not harm our results of operations or financial condition.

If the prepayment rates for our mortgage loans are higher than expected, our results of operations may be significantly harmed.

     When a borrower pays off a mortgage loan prior to the loan’s scheduled maturity, the impact on us depends upon when such payoff or “prepayment” occurs. Our prepayment losses generally occur after we sell (or securitize in the future) our mortgage loans and the extent of our losses depends on when the prepayment occurs. If the prepayment occurs within 12 to 18 months following a whole mortgage loan sale, we may have to reimburse the purchaser for all or a portion of the premium paid by the purchaser for the mortgage loan, again resulting in a loss of our profit on the mortgage loan.

     Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of mortgage loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “ Statutory and Regulatory Risks “ below for a discussion of statutes related to prepayment penalties.

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

Control by officer, director and majority stockholder

     We are controlled by Raymond Eshaghian, who beneficially owns 64.0% of our outstanding common stock as of March 14, 2003. Mr. Eshaghian serves as our Chief Executive Officer and a member of our Board of Directors. As a result, Mr. Eshaghian is able to (i) elect a majority of our Board of Directors, (ii) approve the sale of our assets, mergers and other business combination transactions and (iii) direct and control our operations, policies, and business decisions.

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

     Because we originate mortgage loans on a national basis, we must comply with a multitude of extensive federal and state laws and regulations, as well as judicial and administrative decisions of all jurisdictions. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict subprime mortgage loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. At the federal level, these laws and regulations include:

•	the Equal Credit Opportunity Act;

•	the Federal Truth in Lending Act and Regulation Z;

•	the Home Ownership and Equity Protection Act;

•	the Real Estate Settlement Procedures Act;

•	the Fair Credit Reporting Act;

•	the Fair Debt Collection Practices Act;

•	the Home Mortgage Disclosure Act;

•	the Fair Housing Act; and

•	the Gramm-Leach-Bliley Act.

     These laws and regulations among other things:

•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges, and other fees that we may charge;

•	prohibit discrimination;

•	impose underwriting requirements;

•	mandate disclosures and notices to consumers; and

•	in some cases, impose assignee liability on the entities that purchase our mortgage loans or on us for loans we purchase.

     Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of approved status;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	class action lawsuits; and

•	administrative enforcement actions.

New Areas of Regulation

     Regulatory and legal requirements are subject to change, making our compliance more difficult or expensive, or otherwise restricting our ability to conduct our business as it is now conducted. In particular, federal, state and local governments have become more active in the consumer protection area in recent years. For example, the federal Gramm-Leach-Bliley financial reform legislation imposes additional privacy obligations on us with respect to our applicants and borrowers. Several states are also considering adopting privacy legislation. In addition, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending practices. The federal Home Ownership and Equity Protection Act (“HOEPA”) identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate (“APR”) exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the purchasers of our loans as well. We generally do not make loans that are subject to HOEPA because the purchasers of our loans and/or the lenders that provide financing for our loan origination operations do not want to purchase or finance such loans. On October 1, 2002, the APR and “points and fees” thresholds for determining loans subject to HOEPA were lowered, thereby expanding the scope of loans subject to HOEPA. We anticipate that we will continue to avoid making loans subject to HOEPA, and the lowering of the thresholds beyond which loans become subject to HOEPA may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. If we decide to relax our restrictions on loans subject to HOEPA because the purchasers of our loans and/or the lenders that provide financing for our loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with HOEPA and other applicable laws, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits and administrative enforcement actions.

     Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds. The restrictions include prohibitions on “steering” borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, “flipping” or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation.

     Although it is against our policy to engage in such practices, we have generally avoided originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. To the extent we do have financing and purchasers for such loans, we have, on a limited basis, begun to make loans which exceed the APR or “points and fees” thresholds of these laws, rules and regulations. The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime loans, making it difficult to fund, sell or securitize any of our loans. If we decide to further relax our restrictions on loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

     On July 1, 2002, “predatory” lending legislation of the type described above became effective in California. As with other “predatory” lending laws, the California legislation imposes restrictions on loans which exceed “points and fees” or APR thresholds defined in the law. As of the date of this prospectus, this law had not had, and in the future we do not expect it to have, a significant impact on the value or volume of our loan production in California.

Yield Spread Premiums

     A substantial portion of our mortgage loans are originated through independent mortgage brokers. Mortgage brokers provide valuable services in the loan origination process and are compensated for their services by receiving fees on loans. Brokers may be paid by the borrower, the lender or both. If a borrower cannot or does not want to pay the mortgage broker’s fees directly, the loan can be structured so that the mortgage broker’s fees are paid from the proceeds of the loan, or the loan can provide for a higher interest rate or higher fees to the lender. The increased value of a loan with a higher interest rate enables the lender to pay all or a portion of the broker’s compensation. This form of compensation is often referred to as a “yield spread premium.” Regardless of its label or method of calculation, the payment is intended to compensate the broker for the services actually performed and the facilities actually provided. Competitive forces currently demand that we pay mortgage brokers yield spread premiums on many of the loans we originate. The federal Real Estate Settlement Procedures Act (“RESPA”) prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and facilities actually provided unrelated to the referral. On September 18, 2002, the Eleventh Circuit Court of Appeals issued a decision in Heimmermann v. First Union Mortgage Corp. which reversed the court’s earlier decision in Culpepper v. Irwin Mortgage Corp. in which the court found the yield spread premium payments received by a mortgage broker to be unlawful per se under RESPA. Subsequent appellate court decisions have held similarly. The Department of Housing and Urban development (“HUD”) had responded to the Culpepper decision by issuing a policy statement (2001-1) taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal. The Heimmermann decision eliminated a conflict that had arisen between the Eleventh Circuit and the Eighth and Ninth Circuit Courts of Appeals, with the result that all federal circuit courts which have considered the issue have aligned with the HUD policy statement and found that yield spread premiums are not prohibited per se. If other circuit courts that have not yet reviewed this issue disagree with the Heimmermann decision, there could be a substantial increase in litigation regarding lender payments to brokers and in the potential costs of defending these types of claims and in paying any judgments that might result.

Stockholder refusal to comply with regulatory requirements may interfere with our ability to do business in certain states.

     Some states in which we operate may impose regulatory requirements on our officers and directors and persons holding certain amounts, usually 10% or more, of our common stock. If any person holding such an amount of our stock fails to meet or refuses to comply with a state’s applicable regulatory requirements for mortgage lending, we could lose our authority to conduct business in that state.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.

     The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission (“FTC”) entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its mortgage loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a subprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

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

     Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we have relied on the federal Alternative Mortgage Transactions Parity Act (the “Parity Act”) and related rules issued in the past by the Office of Thrift Supervision (the “OTS”) to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption which federally chartered depository institutions enjoy. The elimination of this federal preemption could significantly harm our ability to compete effectively in the origination of mortgage loans with financial institutions that will continue to enjoy federal preemption of state restrictions on prepayment penalties. The effective date of the new rule, originally January 1, 2003, was subsequently extended by the OTS until July 1, 2003 in response to concerns from interested parties about the burdens associated with compliance. The elimination of this federal preemption will require us to comply with state restrictions on prepayment penalties. This may place us at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions because such institutions will be able to charge prepayment penalties without regard to state restrictions and thereby may be able to offer loans with interest rate and loan fee structures that are more attractive than we are able to offer.

The increasing number of federal, state and local “anti-predatory lending” laws may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans and could increase our cost of doing business.

     In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending practices. These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate (“APR”) exceeds specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of mortgage loans, regardless of whether a purchaser knew of or participated in the violation.

     Although it is against our policy to engage in predatory lending practices, we have generally avoided originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations, because the companies that buy our mortgage loans and/or provide financing for our mortgage loan origination operations generally do not want to buy or finance such loans. To the extent we do have financing and purchasers for such mortgage loans, we have, on a limited basis, begun to make mortgage loans which exceed the APR or “points and fees” thresholds of these laws, rules and regulations. The continued enactment of these laws, rules and regulations may prevent us from making certain mortgage loans and may cause us to reduce the APR or the points and fees on mortgage loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime mortgage loans, making it difficult to fund, sell (or securitize in the future) any of our mortgage loans. If we decide to relax further our restrictions on mortgage loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or mortgage loan repurchases from our lenders and mortgage loan purchasers, class action lawsuits, increased defenses to foreclosure of individual mortgage loans in default, individual claims for significant monetary damages, and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business, as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could significantly harm our business, financial condition, liquidity and results of operations.

Licensing

     As of the date of this prospectus, we were licensed (or exempt from licensing requirements) by the relevant governmental agencies in about 33 states and in the District of Columbia to originate first and second priority mortgages.

Risks Related to Our Capital Structure

There is no assurance of an established public trading market.

     Although our common stock trades on the Nasdaq Bulletin Board, a regular trading market for the securities may not be sustained in the future. Nasdaq has enacted recent changes that limit quotations on the Nasdaq Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the Nasdaq Bulletin Board of these rule changes and other proposed changes can not be determined at this time. The Nasdaq Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq’s automated quotation system (the “Nasdaq Stock Market”). Quotes for stocks included on the Nasdaq Bulletin Board are not listed in the financial sections of newspapers, as are those for the Nasdaq Stock Market. Therefore, prices for securities traded solely on the Nasdaq Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

     Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to a future, offering;

•	changes in interest rates;

•	competitive developments, including announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the non-conforming and subprime mortgage industries generally; and

•	general economic and other national conditions.

Sales of additional common stock may adversely affect our market price.

     The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. As of the date of this report, Raymond Eshaghian, our Chief Executive Officer, beneficially owns 9,500,000 shares of our common stock and four other stockholders, including Massoud Yashouafar, one of our directors, beneficially own 5,000,000 shares of our common stock, and these five stockholders have the right to require us to register their respective shares. The sale of a large amount of shares by one or more of the five stockholders, or the perception that such sales may occur, could adversely affect the market price for our common stock.

Our common stock is considered a "penny stock."

     Our common stock is considered to be a “penny stock” because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than five dollars (5.00) per share; or (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Broker-dealer requirements may affect trading and liquidity.

     Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

     Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

The shares of our common stock will be subordinate to the rights of our wholly owned operating subsidiary’s existing and future creditors.

     We are a holding company and our only assets are the shares of capital stock of our wholly owned operating subsidiary, The Mortgage Store. As a holding company without independent means of generating operating revenues, we depend upon dividends and other payments from The Mortgage Store to fund our obligations and meet our cash needs. Our expenses may include the salaries of our executive officers, insurance and professional fees. Financial covenants under the existing or future loan agreements of The Mortgage Store, or provisions of the California Corporations Code, may limit The Mortgage Store’s ability to make sufficient dividend or other payments to us to permit us to fund our obligations or meet our cash needs, in whole or in part. By virtue of this holding-company structure, the shares of our common stock purchased in this offering will be structurally junior in right of payment to all existing and future liabilities of The Mortgage Store.

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

     For example, our certificate of incorporation authorizes the board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock will be outstanding upon the closing of this offering and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

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

ITEM 2. PROPERTIES

     Our primary executive and administrative offices are located in Los Angeles, California. We have a three-year lease expiring August 31, 2005 (with an option to renew for an additional five years) to use approximately 13,350 square feet of office space. We believe that these facilities will adequately provide for the future growth needs of the long-term brokering and lending operations.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to litigation and claims, which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 28, 2002, Little Creek, Inc., a Utah corporation (“Little Creek”) held its annual meeting of stockholders. Of 1,631,483 shares eligible to vote, 895,618 shares were voted, or 54.9%, formulating a quorum, and at the stockholders’ meeting, the following proposals were adopted.

Proposal No. 1 — To change Little Creek’s domicile from the State of Utah to the State of Delaware, by merging Little Creek into its wholly-owned subsidiary, Little Creek, Inc., a Delaware corporation (“Reorganized Little Creek”).

Proposal No. 2 — To acquire The Mortgage Store Financial, Inc., a California corporation (the “Mortgage Store”), and pursuant to a plan of reorganization and stock exchange agreement dated April 5, 2002, the Mortgage Store would become a wholly-owned subsidiary of Reorganized Little Creek and the sole stockholder of the Mortgage Store would exchange his shares of the Mortgage Store’s common stock for 9,5000,000 of Reorganized Little Creek’s common stock.

Proposal No. 3 — To change Reorganized Little Creek’s name to “TMSF Holdings, Inc.” (“TMSF Holdings”).

Proposal No. 4 — To elect the members of the board of directors of the Mortgage Store to serve as the directors of TMSF Holdings subsequent to the closing of the reorganization.

Each of the proposals was approved. 895,618 shares were voted for each of the proposals, no shares were voted against any of the proposals and no shares abstained from voting with respect to any of the proposals.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is currently quoted on the Nasdaq Bulletin Board under the symbol “TMFZ.” Although shares of our Common Stock have been quoted on the Nasdaq Bulletin Board since April 24, 2001, there has not been any public market activity prior to the quarter ending December 31, 2002. No assurance can be given that any public market activity for our Common Stock will continue to develop or be maintained. During the quarter ending December 31, 2002, the high and low bid price of our Common Stock was $0.40 and $0.15, respectively. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions in an established trading market.

     As of March 27, 2003, there were 98 holders of record of our Common Stock (including holders who are nominees for an undetermined number of beneficial owners). These figures do not include beneficial owners who hold shares in nominee name.

     We have not declared or paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance the growth and development of our business.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this filing. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the sections entitled “Item 1. Business - General” and “- Risk Factors”, and elsewhere in this document.

General

We are a financial holding company previously operating as Little Creek, Inc. In November 2002, we acquired The Mortgage Store— a nationwide mortgage lender— and changed our name to TMSF Holdings, Inc. Prior to the acquisition of The Mortgage Store, Little Creek, Inc. did not have any significant operational activity. The following discussion pertains to those of The Mortgage Store, our wholly owned subsidiary.

We are a nationwide mortgage banker that originates, finances, and sells conforming and non-conforming mortgage loans secured by single-family residences.

We originate our loans primarily through independent mortgage brokers across the United States and, to a lesser extent, through our direct sales force in our retail offices. We primarily sell our loans in whole loan transactions and currently do not retain any interest in the servicing of the loans. We may retain servicing of the loans and securitize our loans in the future.

The following table sets forth our results of operations for the periods indicated. All figures except number of shares and per share data are in $000.

	2002	2001	2000

Revenue
Commission Income	66	47	24
Income from Sales of Loans	11,338	5,944	1,886
Mortgage Interest Income	2,255	1,007	197

Total Income Income	13,659	6,998	2,107
Cost of Sale
Commission Expense	5,129	2,884	911
Warehouse Interest Expense	1,749	969	210
Other Closing Expenses	709	386	137

Total Cost of Sales	7,587	4,239	1,258

Gross Profit	6,072	2,759	849

Operating Expenses
Salaries and Wages	2,875	999	322
Occupancy	206	143	53
General & Administration	1,753	1,263	307
Loss from REO	218	222	0

Total Expenses	5,052	2,627	682

Income from Operation	1,020	132	167
Other Income (Losses)	-9	-31	11

Income Before Tax	1,011	101	178

Provision for Income Tax	424	40	44

Net Income	587	61	134

Balance Sheet Data:
Cash and Cash Equivalent	732	1,249	111
Restricted Cash	1,521	158	118
Loans Held for sale	83,082	14,917	11,433
Total Assets	86,305	16,598	12,131
Total Liabilities	82,848	14,909	11,531
Preferred Stock	0	1,493	330
Total Stockholder’s Equity	3,457	1,690	600
issued and outstanding shares as of 12/31	14,836,365	7,500	15,000
Earning Per Share	0.04	8.13	8.93

Revenue Model

Our operations generate revenues in three ways:

•	Income from sales of loans. We generate income from sales of loans by selling the loans we originate for a premium. This accounts for a substantial percentage of our revenues.

•	Mortgage interest income. We generate mortgage interest income on loans held for sale from the time we originate the loan until the time we sell the loan. This mortgage interest income is partially offset by our borrowing costs under our warehouse facilities.

•	Commission fee income. To a lesser extent we generate commission fee income from our retail origination and lending activities.

Financial Highlights

Our operations consist primarily of originating loans that we pool and sell in the secondary markets. We analyze and group our loans together to maximize our profit from the sale of each class of mortgages. All of our loan sales are structured as whole loan sales where we dispose of our entire interest in the loans and produce immediate cash gains. However, in the future we may determine that other strategies such as securitization or retaining servicing rights may be more profitable and we may begin to engage in those activities.

Our recent financial highlights include:

•     Loan originations. We have increased our loan originations every year since 1999. For 2001 we funded $167.8 million of loans compared to $357.7 million for 2002. Our wholesale channel, which originates loans through independent mortgage brokers, originated $127.3 million of loans in 2001 and $285.7 million in 2002.

•     Whole loan sales — cash income from sale. To date almost all of the loans sold by us have generated cash premiums, and only a very small percentage were sold at a discount. While almost all of the loans originated in 2001 were non-conforming loans, we originated approximately $164.3 million of conforming loans in 2002, which accounted for 45% of our originations. The premium pricing on conforming loans are generally lower than non-conforming loans. The weighted average premium collected from sales of loans in 2001 was 2.6% compared to 2.4% in 2002.

Accounting for Our Loan Sales

When we sell our mortgage loans in whole loan sale transactions, we dispose of our entire interest in the loans. We recognize revenue at the time of the sale of loans. The revenue consists of pricing premiums from sales less cost of financing origination of loans. The lender and retail origination fees are also recognized at the time we sell the loans. Lender fees and origination fees that are payable to third party brokers and which are paid by borrowers on mortgage loans held for sale are deferred as a balance sheet item and are recognized as revenue in the statements of operations when the related loans are sold.

We separately record mortgage interest income on loans we hold from the date of origination up to the date of sale.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, our management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates.

Pursuant to our critical accounting policies the following reflect significant judgments by management:

•	Income from sale of loans

•	Provision for losses

•	Interest rate risk, derivatives and hedging

Income from Sales of Loans

To date our income from sales of loans has consisted primarily of cash gain that resulted from whole loan sales. To date, we have sold all of our loans on a servicing released basis. Currently, we do not retain servicing rights. However, in the future we may decide to retain the right to service any of the loans that we have sold, in which case we may also record non-cash sales related to the value of those servicing rights.

Gain on Sale

Gains or losses resulting from our loan sales are recorded at the time of sale. At the closing of a sale we remove the mortgage loans held for sale and related warehouse debt from our books and record the net gain or loss to our income statement.

Accordingly, our financial results are significantly impacted by the timing of our loan sales. If we hold a significant pool of loans at the end of a reporting period, those loans will remain on our balance sheet, along with the related debt used to fund the loans. The revenue that we generate from those loans will not be recorded until the subsequent reporting period when we sell the loans.

A number of factors influence the timing of our loan sales and our targeted disposition strategy, including the current market demand for our loans, liquidity needs, and our strategic objectives. We have, from time to time, delayed the sale of loans to a later period, and may do so again in the future.

Provisions for Losses

We may make market valuation adjustments on certain non-performing loans, other loans we hold for sale and real estate owned. These adjustments are based upon our estimate of expected losses and are based upon the value that we could reasonably expect to obtain from a sale. An allowance for losses on loans held for sale is recorded in an amount sufficient to maintain adequate coverage for probable losses on such loans. However, we do not record a reserve for liabilities associated with loans sold which we may be requested to repurchase due to breaches of representations and warranties and early payment defaults. Our estimate of expected losses could increase or decrease if our actual loss experience or repurchase activity is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale. In particular, if actual losses increase or if values reasonably expected to be obtained from a sale decrease, the provision for losses would increase. Any increase in the provision for losses could adversely affect our results of operations.

Interest Rate Risk, Derivatives and Hedging

We face two primary types of interest rate risk: during the period from approval of a loan application through loan funding, and on our loans held for sale from the time of funding to the date of sale. Interest rate risk exists during the period from approval of a loan application through loan funding and from the time of funding to the date of sale because the premium earned on the sale of these loans is partially contingent upon the then-current market rate of interest for loans as compared to the contractual interest rate of the loans. In the past we have attempted to minimize such risk through forward commitments and other such strategies.

As part of our interest rate management process, we intend to use derivative financial instruments such as options and futures. The use of derivatives is intended to mitigate volatility of earnings associated with fluctuations in the gain on sale of loans due to changes in the current market rate of interest. We do not intend to use derivatives to speculate on interest rates. For derivative financial instruments designated as hedge instruments, we will evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair value of mortgage loans held for sale we will use derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instrument and mortgage loans will be recognized in the period in which the changes occur. The net amount recorded in our consolidated statements of operations will be referred to as hedge ineffectiveness. Any change in the fair value of mortgage loans recognized as a result of hedge accounting will be reversed at the time we sell the mortgage loans. This will result in a correspondingly higher or lower gain on sale revenue at such time. For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value will be recognized in the period in which the changes occur or when such instruments are settled.

The following table sets forth our results of operations as a percentage of total revenue for the years ended December 31:

	2002	2001	2000
Revenue
Commission Income	0.48%	0.67%	1.14%
Income from Sales of Loans	83.01%	84.94%	89.51%
Mortgage Interest Income	16.51%	14.39%	9.35%

Total Income Income	100.00%	100.00%	100.00%
Cost of Sale
Commission Expense	37.55%	41.21%	43.24%
Warehouse Interest Expense	12.80%	13.85%	9.97%
Other Closing Expenses	5.19%	5.52%	6.50%

Total Cost of Sales	55.55%	60.57%	59.71%

Gross Profit	44.45%	39.43%	40.29%

Operating Expenses
Salaries and Wages	21.05%	14.28%	15.28%
Occupancy	1.51%	2.04%	2.52%
General & Administration	12.83%	18.05%	14.57%
Loss from REO	1.60%	3.17%	0.00%
Total Expenses	36.99%	37.54%	32.37%

Income from Operation	7.47%	1.89%	7.93%
Other Income (Losses)	-0.07%	-0.44%	0.52%

Income Before Tax	7.40%	1.44%	8.45%

Results of operations for 2002 compared to 2001

Revenue

Total Revenue. Total revenue increased 95% from $7.0 million for 2001 to $13.7 million for 2002. This increase was due to increases in income from sales of loans of $5.4 million and mortgage interest income of $1.2 million.

Income from Sales of Loans. Income from sales of loans increased 91% from $5.9 million for 2001 to $11.3 million for 2002 due to higher whole loan sales volume in 2002 as compared to 2001. Total whole loan sales increased 84.7% from $157.6 million for 2001 to $289.9 million for 2002. This increase was due to increased loan originations, as well as our decision to retain loans from the prior period, which we sold in the first quarter of 2002. The weighted average premium for whole loan sales was 2.6% for 2001 and 2.4% for 2002. This change is due to increase in origination and sale of conforming mortgages as a percentage of our total origination. Premiums on conforming loans are generally lower than those of non-conforming and expanded criteria loans.

Interest Income on Loans Held for Sale. Mortgage interest income increased 125% from $1 million for 2001 to $2.25 million for 2002. The increase in interest income was due to an increase in the average inventory of loans held for sale in 2002. Our average inventory of mortgage loans increased as we increased loan production volume and intentionally extended the holding period to create larger pools in order to sell each pool at the best time to maximize the premium we collect.

Commission Fee Income. To a lesser extent we earn commission fees on loans that we broker out to other lenders. Commission income for 2002 increased 40% to $66,000 from $47,000 for 2001.

Cost of Sales

Commission Expense. Commission expenses for loans sold in 2002 increased 78% to $5.1 million from $2.9 million in 2001. This increase was due to an increased volume of origination and sales of loans. Commission expense is recognized at the time of sale to correspond with the recognition of income for the same loan. The commission paid for loans which are held for sale are included in the value of Loans Held for Sale on our balance sheet. As of December 31, 2002 we had paid $1.1 million commissions for loans held for sale compared to $216,000 as of December 31, 2001. The increase was due to higher volume of loans funded and held for sale as of the respective dates.

Warehouse Interest Expense. Warehouse interest expense represents the interest incurred on all financing associated with use of our warehouse credit facilities for loan origination. Interest expense increased 80% to $1.7 million for 2002 from $969,000 for 2001. The increase in interest expense was due to the increase in our volume of borrowing partially offset by lower interest rates. Our average warehouse borrowing increased from $12.6 million for 2001 to $31 million for 2002 consistent with the increase in the average inventory of loans held for sale. We calculate our average borrowing as the sum of warehouse financing for each loan multiplied by number of days the loan was held, divided by number of days in the period under consideration. The interest rate for our warehouse financing is a variable rate equal to prime rate plus 1%. From January to December 2002, the prime rate remained constant at 4.75% and was reduced to 4.25% in December 2002. In 2001 the prime rate was progressively lowered from 9.50% in January to 5.0% in December.

Other Closing Expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 84% to $709,000 for 2002 from $386,000 for 2001.

Operating Expenses

Total Operating Expenses. Total operating expenses increased 92% from $2.7 million for 2001 to $5.1 million for 2002. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in loan volume and in the number of employees.

Salaries and Wages. Salaries and wages increased 190% from $1 million for 2001 to $2.9 million for 2002. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses related to loan production. The total number of employees increased by 355% from 18 at December 31, 2001 to 82 at December 31, 2002.

Occupancy. Occupancy expense increased 44% from $143,000 for 2001 to $206,000 for 2002. The increase resulted from an expansion in leased office space. In September 2002, we moved our offices to a new location to accommodate our growth and future expansion at a lower cost per square foot.

General and Administrative. General and administrative expenses increased 38% from $1.3 million for 2001 to $1.8 million for 2002. This increase was due to an increase in loan origination volume and an increase in the number of employees.

Loss from Real Estate Owned. In 2002 we completed foreclosure sales of two repurchased loans. Total losses from these two loans amounted to $311,000 of which $195,000 was recognized in 2001 and the balance was recorded as losses in 2002. In addition, in 2002 we recorded $102,000 in losses arising from other obligations to repurchase defaulted loans.

To date, we have sold all of our loans for a cash price with servicing rights released. Under terms of our agreements with various purchasers, we make certain representations and warranties to the purchaser. For example we agree to repurchase loans where borrowers default in their payments within 90 days from date of transfer of servicing.

As of December 31, 2002 we had not made any additional provision for losses. However, we may be required to repurchase loans in the future and will make additional provisions when we are able to effectively assess future losses.

Provision for Income Tax. Provision for income tax increased from $40,000 for 2001 to $424,000 for 2002. This increase was a result of our increase in income before taxes from $101,000 for 2001 to $1 million for 2002.

Results of operations for 2001 compared to 2000

Revenue

Total Revenue. Total revenue increased from $2.1 million for 2000 to $7.0 million for 2001. This increase was due to increases in income from sales of loans and mortgage interest income.

Income from Sales of Loans. Income from sales of loans increased from $1.9 million for 2000 to $5.9 million for 2001 due to higher whole loan sales volume. Prior to January 2001 we were funding and selling loans on a flow basis, which means that we would originate loans only after we had received a commitment from an investor to purchase these loans, and would sell them to the investor within a short period of time. With a larger warehouse facility that we had secured in December 2000, we were able to fund loans and pool them together that would be sold at a higher pricing premium. This change in our loan sales resulted in significant change in our income from sales of whole loans in 2001. The increased warehouse credit facility also contributed to our increased volume of origination and sales. Total whole loan sales increased 365% from $42.9 million for 2000 to $157.6 million for 2001.

Mortgage Interest Income. Mortgage interest income increased from $197,000 for 2000 to $1 million for 2001. The increase was due to an increase in the average inventory of loans held for sale in 2001.

Commission Fee Income. Commission fee income during the twelve months ending December 31, 2001 increased 196% to $47,000 from 24,000 for the comparable in 2000.

Cost of Sales

Commission Expense. Commission expenses for loans sold in 2001 increased to $2.9 million from $911,000 in 2000. This increase was due to increased volume of origination and sales of loans.

Warehouse Interest Expense. Warehouse interest expense increased to $969,000 for 2001 from $210,000 for 2000. The increase was due to the increase in our volume of borrowing and was partly offset by lower borrowing cost in 2001. Our average warehouse borrowing increased from $2.8 million in 2000 to $12.6 million in 2001. While the prime rate was progressively increased from 8.50% in January 2000 to 9.50% in December, it was lowered from 9.50% in January 2001 to 5.0% in December.

Other Closing Expenses. Other closing expenses, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased to $386,000 for 2001 from $137,000 for 2000.

Operating Expenses

Total Operating Expenses. Total operating expenses increased from $682,000 for the 2000 to $2.6 million for 2001. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in loan volume and in the number of employees.

Salaries and Wages. Salaries and wages increased from $322,000 for 2000 to $999,000 for 2001. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses related to loan production volume and profits.

Occupancy. Occupancy expenses increased from $53,000 for 2000 to $143,000 for 2001. The increase resulted from an expansion in leased office space.

General and Administrative. General and administrative expenses increased from $307,000 for 2000 to $1.3 million for 2001. This increase resulted from costs associated with increase in loan origination volume and an increase in the number of employees, plus additional consulting fees in connection with our reverse merger transaction.

Loss from Real Estate Owned. For the period ending December 31, 2001 we posted a loss of $222,663 for Real Estate Owned including $195,000 provision for losses against two loans we were required to repurchase. We had not recorded any loss from sales of Real Estate Owned in 2000.

Provision for Income Tax. Provision for income taxes decreased from $44,000 for 2000 to $40,000 for 2001. This decrease was due to lower taxable income in 2001.

Liquidity and capital resources

As a mortgage banking company, our primary cash requirements include the funding of (1) mortgage loan originations, including principal, as well as origination costs such as commissions and broker premiums, (2) interest expense on and repayment of principal on warehouse credit facilities, (3) operational expenses, and (4) tax payments. We fund these cash requirements with cash received from (1) loan sales, (2) borrowings under warehouse credit facilities (3) mortgage interest collections on loans held for sale, (4) points and fees collected from the origination of loans, and (5) private sales of equity and debt securities.

We use warehouse borrowing to finance a significant portion of our loan originations. It is our intention to utilize maximum allowable leverage ratio, defined as our total liabilities divided by our stockholders’ equity, for our warehouse financing.

Our liquidity strategy is to maintain sufficient and diversified warehouse credit facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to establish the ability to execute our own securitizations. This provides us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate.

During 2002, we financed our operations through increased warehouse borrowing, additional capitalization, and cash income generated from our operations. In the future, realization of our expansion plans will depend on our ability to secure sufficient credit facilities to fund larger volumes of loans. The extent of this borrowing in turn depends on our net worth and requires certain restricted cash deposits to be maintained with the lender. In addition to cash earnings generated from our operations, we intend to increase our cash and net worth through common stock offerings of our equity or debt.

We maintain an unsecured bank line of credit without a stated expiration date. We may borrow up to $50,000. Borrowings bear interest at the bank’s prime rate (4.75% at both December 31, 2001 and June 30, 2002), plus 2.5% annum. The bank line of credit was unused at December 31, 2002 and 2001.

In 2001 we issued 1000 shares of preferred stock Series A, 100 shares of preferred stock Series B, and 1000 shares of preferred stock Series C for total cash proceeds of $1,495,000. During first half of 2002 we issued an additional 750 shares of our preferred stock Series A and 1000 shares of preferred stock Series C for cash proceeds of $1,206,250. In third quarter of 2002 we redeemed all outstanding shares of our Series A, B and C Preferred Stock for $701,250 cash and $2.0 million promissory notes.

In November 2002, we sold 5,000,000 shares of our Common Stock in a private offering at a price per share of $0.60 to four stockholders, including 2,000,000 shares to one of our directors. Of the 5,000,000 shares we sold, 3,333,333 were issued in exchange for $2.0 million principal amount of notes that were previously issued in consideration for the redemption of The Mortgage Store’s preferred stock and 1,666,667 were issued for a cash payment of $1.0 million.

As of December 31, 2002, we had two warehouse credit facilities to finance the funding of our loan originations. After funding the loans, we sell our mortgage loans within two or three months of origination and pay down the warehouse credit facilities with the proceeds. Both of these warehouse facilities were structured as repurchase agreements, where the warehouse will provide the funds for origination of loans and will hold the collateral until we repurchase the loans to sell them to the investors. Under terms of such an agreement, the investor would send the purchase proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

One of our warehouse lenders is ceasing its operation as of April 1, 2003. We are negotiating new facilities with separate lenders with total credit line availability exceeding that of the terminating line. We believe that these new lines will become available in the second quarter of 2003. One of these lines will be a committed line, which means that the lender is obligated to fund up to the committed amount subject to our meeting various financial and other loan covenants. In the future, one or more of the warehouse facilities we use may be uncommitted, which means that the lender may fund the uncommitted amount at its discretion. The warehouse credit facilities contain a sub-limit for various categories of loans such as “wet” funding (loans for which the collateral custodian has not yet received the related loan documents) or sub-prime and Alt-A loans. Our warehouse facilities generally have a one-year term.

Our current warehouse credit facilities accrue interest at a rate based upon prime rate plus a specified spread— currently 1%. As of December 31, 2002 we were not in compliance with the minimum net worth requirement with one of our warehouse lenders. Subsequent to year end, we increased our net worth and are now in compliance with all requirements of our lenders. We have received a waiver of the non compliance condition at December 31, 2002.

The following table lists terms and material information about each of our warehouse facilities as of December 31, 2002.

Warehouse Lender	IWF	IWLG

Total Facility Amount	20,000,000	50,000,000
Permissible Temporary Bulge	0	20,000,000
Expiration Date	Upon 45 days notice	Upon notice

Imperial Warehouse Finance (IWF). Our relationship with IWF began in December 2000. At December 31, 2002, the outstanding balance under this facility was $15.8 million. IWF will discontinue its operation as of April 1, 2003. Sunsequent to year end we have settled all of our outstanding loans on this warehouse line.

IMPAC Warehouse Lending Group (IWLG). Our relationship with IMPAC Warehouse Lending Group began in 1996. The financing for mortgage loans under this facility includes allowance for additional funding for amounts of loans committed to sale to IMPAC Funding Corporation a sister company of IWLG. As of December 31, 2002 our outstanding balance under this facility was $65 million.

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Operating Leases

At December 31, 2001 and December 31, 2002, the minimum future lease payments under non-cancelable operating leases were as follows:

Payments Due by Year	December 31, 2002
		(dollars in thousands)
	2003	273,587
	2004	271,032
	2005	254,259
	2006	240,300
	2007	160,200

Total		1,199,378

Quantitative And Qualitative Market Risk Disclosure

Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations. We may be directly affected by the level of and fluctuations in interest rates, which affects the spread between the rate of interest received on our mortgage loans and the related financing rate. Our profitability could be adversely affected during any period of unexpected or rapid changes in interest rates, by impacting the value of loans held for sale and loans sold with retained interests.

The objective of interest rate risk management is to control the effects that interest rate fluctuations have on the value of our assets and liabilities. Our management of interest rate risk is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on the mortgage-related securities and the market value of loans held for sale due to changes in the current market rate of interest.

We use several tools and risk management strategies to monitor and address interest rate risk. Such tools allow us to monitor and evaluate our exposure to these risks and to manage the risk profile to our loan portfolio in response to changes in the market. We cannot assure you, however, that we will adequately offset all risks associated with our loan portfolio.

As part of our interest rate management process, we may in the future use derivative financial instruments such as financial futures and options, interest rate swaps and financial forwards. We will designate certain derivative financial instruments used to hedge our mortgage loans held for sale as hedge instruments under SFAS No. 133. At trade date these instruments and their hedge relationship will be identified, designated and documented. For derivative financial instruments designated as hedge instruments, we will evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains a highly effective correlation in the hedge relationship. Since our concern with interest rates is the potential change in fair market value of the loans, we will treat these as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and mortgage loans will be recognized in the consolidated statements of operations in the period in which the changes occur. Any net amount recorded in the consolidated statements of operations will be referred to as hedge ineffectiveness.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the consolidated statements of operations in the period in which the changes occur or when such instruments are settled.

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our gain (loss) from sales of mortgage loans held for sale and the fair value of our mortgage-related securities and related derivatives when we engage in such securitization strategy.

As of December 31, 2002 most of our loans held for sale were forward committed to investors. Increases in interest rate would have adversely affected less than $10 million of loans held. Likewise, any decrease in interest rates would have had a positive impact on our gain from sales of the same amount of uncommitted loans.

The following table summarizes impact of — 100 basis points (bps), -50 bps, 50 bps and 100 bps change in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from uncommitted loans.

Change in Interest Rate (bps)	-100	-50	0	50	100
Change in Revenue from sale of Uncommitted Loans ($000)	250	125	0	-125	-250

Inflation

Inflation affects us most significantly in the area of loan originations by affecting interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation.

Newly Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We do not expect adoption of SFAS No. 145 to have a material impact, if any, on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to us.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets. This statement is not applicable to us.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on our financial statements as we do not have any intention to change to the fair value method.

ITEM 7. FINANCIAL STATEMENTS

     The information required by this Item 7 is incorporated by reference to TMSF Holdings, Inc.’s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-K.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 9 is hereby incorporated by reference to the Registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s 2002 fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item 10 is hereby incorporated by reference to the Registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s 2002 fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 11 is hereby incorporated by reference to the Registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s 2002 fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 12 is hereby incorporated by reference to the Registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s 2002 fiscal year.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

2	Plan of Reorganization and Stock Exchange Agreement (incorporated by reference to Exhibit 2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 6, 2002).

4.1	Specimen Common Stock Certificate.

4.2	Registration Rights Agreement dated November 29, 2002 among the Registrant and certain shareholders.

Exhibit Number	Description of Exhibit

4.2(a)	List of Registrant’s shareholders who entered into Registration Rights Agreement referenced in Exhibit 4.2 with the Registrant.

4.3	Registration Rights Agreement dated December 6, 2002 between the Registrant and Raymond Eshaghian.

10.1	2003 Stock Option, Deferred Stock and Restricted Stock Option Plan.

10.2	Lease Agreement dated August 31, 2002 between The Mortgage Store, a subsidiary of the Registrant, and Roosevelt Building.

10.3	Consulting Services Agreement dated October 23, 2001 between The Mortgage Store, a subsidiary of the Registrant, and H. Wayne Snavely.

21.1	Subsidiaries of Registrant

24.1	Power of Attorney (included on signature page)

99	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

During the three-month period ending December 31, 2002, the Registrant filed four current reports on Form 8-K.

On October 15, 2001 under Items 7 and 9 – Filing of press release as an exhibit announcing the filing with the Securities and Exchange Commission on October 4, 2002 of a Definitive Information Statement regarding (i) the Registrant’s change of domicile from the State of Utah to the State of Delaware, (ii) the acquisition of The Mortgage Store Financial, Inc., a California corporation (“Mortgage Store”), pursuant to the terms of a Plan of Reorganization and Stock Exchange Agreement dated April 5, 2002, (iii) the election of the current members of the Board of Directors of the Mortgage Store to serve as the directors of the Registrant following the closing of the reorganization and (iv) the change of the name of the Registrant following the closing of the reorganization to “TMSF Holdings, Inc.”

On November 20, 2002 under Item 1 – Changes in Control of the Registrant. Regarding the completion of the Plan of Reorganization and Stock Exchange Agreement effective as of November 6, 2002, which had previously been entered into as of April 5, 2002, pursuant to which (i) the Registrant’s domicile changed from the State of Utah to the State of Delaware, (ii) the Mortgage Store became a wholly-owned subsidiary of the Registrant and (iii) the Registrant’s name changed from Little Creek, Inc. to “TMSF Holdings, Inc.” and (iv) the sole stockholder of the Mortgage Store exchanged his shares of the Mortgage Store’s common stock for 9,500,000 shares of the Registrant’s common stock, which then represented approximately 96.6% of the Registrant’s outstanding common stock. Further, under Item 2 – Acquisition or Disposition of Assets. Regarding a description of the Registrant’s planned business and new management. Further, under Item 5 – Other Events. Regarding the filing of a Certificate of Incorporation on October 30, 2002 and the subsequent filing of a Certificate of Ownership and Merger with the State of Delaware that effectuated the Registrant’s change of domicile, and the filing of a Certificate of Amendment of Certificate of Incorporation that effectuated the Registrant’s change of name, effective as of November 2, 2002. Further, under Item 6 – Resignation of Registrant’s Directors. Regarding the resignation of Messrs. Jenson, Howells and Doolin, who comprised all of the Registrant’s directors and executive officers prior to the closing of the reorganization, and the appointment of the Registrant’s current directors and executive officers, Raymond Eshaghian, H. Wayne Snavely and Massoud Yashouafar, effective as of November 6, 2002. Further, under Item 7 – Financial Statements and Exhibits. Reference to financial statements and pro forma financial statements of the Registrant and the Mortgage Store and filing of the Plan of Reorganization and Stock Exchange Agreement, the Certificate of Incorporation, the Certificate of Ownership and Merger and the Certificate of Amendment of Certificate of Incorporation discussed herein as exhibits.

On December 6, 2002 under Items 1, 2, 5, 6 and 7. Amending the current report on Form 8-K filed on November 20, 2002 to (i) correctly state the effective date of the Plan of Reorganization and Stock Exchange Agreement as of

November 4, 2002, (ii) include the age of H. Wayne Snavely, who was appointed as a director of the Registrant pursuant to the reorganization and (iii) file the Registrant’s bylaws as an exhibit.

On December 17, 2002 under Item 5 – Other Events. Regarding the sale and issuance on November 29, 2002 of an aggregate of 5,000,000 shares of the Registrant’s common stock at a price of $0.60 per share in a private offering to four accredited investors pursuant to Regulation D of the Securities Act of 1933 in exchange for $2,000,000 principal amount of notes that was previously issued by the Mortgage Store, a wholly-owned subsidiary of the Registrant, to affiliates of the investors and a cash payment of $1,000,000 that to be used for general corporate purposes including working capital. Further, under Item 8 – Change in Fiscal Year. Regarding the election by the Registrant’s Board of Directors on December 6, 2002 to change the Registrant’s fiscal year-end from July 31 to December 31, beginning on December 21, 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The term “disclosures controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a – 14 of the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Within 90 days prior to the date of filing this report (the “Evaluation Date”), we carried out an evaluation under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)	Changes in internal control

There were no significant changes to our internal controls subsequent to the Evaluation Date.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 15 is hereby incorporated by reference to the Registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s 2002 fiscal year.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 31st day of March, 2003.

TMSF HOLDINGS, INC

by	/S/ RAYMOND ESHAGHIAN

Raymond Eshaghian Chairman of the Board

POWER OF ATTORNEY

     We, the undersigned directors and officers of TMSF Holdings, Inc., do hereby constitute and appoint Raymond Eshaghian and Masoud Najand, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connections with this report, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments to this report, and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RAYMOND ESHAGHIAN Raymond Eshaghian	Chairman of the Board, Chief Executive Officer, Secretary and Director	March 31, 2003

/S/ MASOUD NAJAND Masoud Najand	Chief Financial Officer	March 31, 2003

/S/ MASSOUD YASHOUAFAR Massoud Yashouafar	Director	March 31, 2003

H. Wayne Snavely	Director

CERTIFICATION

I, Raymond Eshaghian, certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2002 of TMSF Holdings, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Raymond Eshaghian

Raymond Eshaghian
Chief Executive Officer
March 31, 2003

CERTIFICATION

I, Masoud Najand, certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2002 of TMSF Holdings, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls.

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Masoud Najand

Masoud Najand
Chief Financial Officer
March 31, 2003

TMSF HOLDINGS, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
TMSF Holdings, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of TMSF Holdings, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TMSF Holdings, Inc. and subsidiary as of December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 12, 2003

TMSF HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2002

ASSETS
Current assets
Cash and cash equivalents	$732,482
Mortgage loans held for sale	83,081,540
Prepaid expenses	209,061
Income tax receivable	159,000
Employee advances	98,786

Total current assets	84,280,869
Restricted cash	1,520,741
Property and equipment, net	265,504
Deposits and other assets	238,011

Total assets	$86,305,125

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Warehouse lines of credit	$81,261,337
Accounts and other payables	566,371
Escrow funds payable	466,070
Accrued expenses	53,882
Deferred tax liability	500,000

Total current liabilities	82,847,660

Commitments Shareholder’s equity
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	—
Common stock, $0.001 par value 100,000,000 shares authorized 14,836,365 shares issued and outstanding	14,836
Additional paid-in capital	3,035,164
Retained earnings	407,465

Total shareholder’s equity	3,457,465

Total liabilities and shareholder’s equity	$86,305,125

See accompanying notes to consolidated financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 2001 and 2002

	2002	2001

Loan income
Sale of mortgages	$11,337,711	$5,944,201
Interest on loans	2,255,307	1,007,120
Loan origination fees	66,441	47,355

Total loan income	13,659,459	6,998,676

Costs of loan origination and sale of mortgages
Appraisals	340,362	174,843
Commissions	5,128,928	2,883,932
Credit reports	75,968	29,001
Other costs	176,894	138,809
Signing service	370	100
Warehouse fees	116,119	43,514
Warehouse Interest expense	1,748,775	968,817

Total costs of loan origination and sale of mortgages	7,587,416	4,239,016

Gross profit	6,072,043	2,759,660
Operating expenses	5,051,694	2,627,232

Income from operations	1,020,349	132,428

Other income (expense) Interest income	12,302	18,406
Loss on disposal of property and equipment	(21,096)	(49,656)

Total other income (expense)	(8,794)	(31,250)

Income before provision for income taxes	1,011,555	101,178
Provision for income taxes	423,800	40,000

Net income	$587,755	$61,178
Less preferred stock dividends	194,873	20,000

Net income available to common shareholders	$392,882	$41,178

Basic and fully diluted earnings per share	$0.04	$0.00

Basic and fully diluted weighted-average common shares outstanding	9,569,913	14,210,959

See accompanying notes to consolidated financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2001 and 2002

	Preferred Stock

	Class A		Class B		Class C

	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2000	1,200	$330,000	—	$—	—	$—
Redemption of preferred stock	(1,200)	(330,000)
Issuance of preferred stock	1,000	275,000	100	217,800	1,000	1,000,000
Redemption of common stock
Dividend distributions
Net income

Balance, December 31, 2001	1,000	275,000	100	217,800	1,000	1,000,000
Issuance of preferred stock					1,000	1,000,000
Redemption of preferred stock			(50)	(110,200)
Redemption of preferred stock in share exchange	(1,000)	(275,000)	(50)	(107,600)	(2,000)	(2,000,000)
Changes due to recapitalization
Common stock from private placement
Dividend distributions
Net income

Balance, December 31, 2002	—	$—	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Common Stock		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2000	19,000,000	$19,000	$251,000	$(26,595)	$573,405
Redemption of preferred stock					(330,000)
Issuance of preferred stock					1,492,800
Redemption of common stock	(9,500,000)	(9,500)	(210,500)		(220,000)
Dividend distributions				(20,000)	(20,000)
Net income				61,178	61,178

Balance, December 31, 2001	9,500,000	9,500	40,500	14,583	1,557,383
Issuance of preferred stock					1,000,000
Redemption of preferred stock					(110,200)
Redemption of preferred stock in share exchange					(2,382,600)
Changes due to recapitalization	336,365	336	(336)		—
Common stock from private placement	5,000,000	5,000	2,995,000		3,000,000
Dividend distributions				(194,873)	(194,873)
Net income				587,755	587,755

Balance, December 31, 2002	14,836,365	$14,836	$3,035,164	$407,465	$3,457,465

See accompanying notes to consolidated financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001 and 2002

	2002	2001

Cash flows from operating activities
Net income	$587,755	$61,178
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	44,002	17,375
Loss on disposal of property and equipment	21,096	49,656
Deferred income taxes	—	(68,000)
(Increase) decrease in Mortgage loans receivables	(68,359,714)	(3,288,812)
Prepaid expenses	(206,696)	—
Income tax receivable	(159,000)	—
Employee advances	(93,986)	(4,800)
Deposits and other assets	(81,457)	(121,636)
Increase (decrease) in Accounts and other payables	876,465	28,622
Accrued expenses	53,882	—
Income tax payable	(61,747)	64,582
Deferred tax liability	498,000	—

Net cash used in operating activities	(66,881,400)	(3,261,835)

Cash flows from investing activities
Issuance of notes receivable — shareholder	—	(80,000)
Sale of investments	—	100,000
Increase in restricted cash	(1,362,476)	(39,972)
Purchase of property and equipment	(219,957)	(96,278)

Net cash used in investing activities	(1,582,433)	(116,250)

Cash flows from financing activities
Book overdraft	—	(61,023)
Warehouse lines of credit	66,635,185	3,324,130
Issuance of preferred stock	1,000,000	1,492,800
Redemption of preferred stock	(492,800)	—
Dividends paid to preferred shareholder	(194,873)	(20,000)
Issuance of common stock	1,000,000	—
Redemption of common stock	—	(220,000)

Net cash provided by financing activities	67,947,512	4,515,907

Net increase (decrease) in cash and cash equivalents	$(516,321)	$1,137,822
Cash and cash equivalents, beginning of year	1,248,803	110,981

Cash and cash equivalents, end of year	$732,482	$1,248,803

Supplemental disclosures of cash flow information
Interest paid	$—	$—

Income taxes paid	$82,410	$43,418

Supplemental schedule of non-cash investing and financing activities.

During the year ended December 31, 2002, the Company issued $2,000,000 of common stock in exchange for a note payable for the same amount.

During the year ended December 31, 2002, the Company redeemed $2,000,000 of preferred stock from its sole shareholder by issuing a note payable for the same amount.

During the year ended December 31, 2001, the Company redeemed $330,000 of preferred stock from a shareholder by eliminating a note payable for the same amount.

See accompanying notes to consolidated financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 1 — ORGANIZATION AND LINE OF BUSINESS

General

The Mortgage Store Financial, Inc. was incorporated on August 25, 1992. The Company (as defined in Note 2) is licensed by the California Department of Real Estate and is principally engaged in the origination and purchase of residential mortgage loans. Generally, such loans are subsequently sold to financial institutions or to other entities that sell such loans to investors as a part of secured investment packages. The Company has obtained approval from the Department of Housing and Urban Development to act as a non-supervised mortgagee.

Share Exchange, Consulting Agreements, and Redemption of Preferred Stock

On November 4, 2002, the Company and its sole shareholder entered into a share exchange agreement with Little Creek, Inc. (“Little Creek”), a publicly trading company listed on the NASDAQ Bulletin Board, in which the sole shareholder received 9,500,000 shares, or approximately 97% of the stock of Little Creek, in exchange for 100% of the stock of the Company. Under the terms of the exchange agreement, 1,295,118 shares of Little Creek were canceled prior to the transaction, and 336,365 shares remaining issued and outstanding. Subsequently, Little Creek’s name was changed to TMSF Holdings, Inc., and its incorporated domicile was changed from the state of Utah to the state of Delaware.

The transaction was accounted as a reverse acquisition. The accompanying financial statements reflect the consolidated statements of TMSF Holdings, Inc. and its wholly owned subsidiary, The Mortgage Store Financial, Inc. Pro forma information of the combined businesses are not furnished as Little Creek had insignificant assets, liabilities, and operations.

In addition, on the closing, TMSF Holdings, Inc. entered into a one-year consulting agreement under which it will pay the consultant $265,000 and issue a five-year warrant to purchase 163,635 shares of common stock of TMSF Holdings, Inc. at a per share exercise price of $0.05.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of TMSF Holdings, Inc. and its wholly owned subsidiary, The Mortgage Store Financial, Inc. (collectively, the “Company”). All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition

Loan origination fees and other fees earned on loans brokered are recorded as income when the related loan is sold.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company’s financial statements since the Company did not have any of the items of comprehensive income in the period presented.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Mortgage Loans Receivable

Mortgage loans receivable are held for sale and are recorded at the aggregate lower of cost or market, less an estimated allowance for losses on repurchased loans. All mortgage loans are collateralized by residential property.

Revenues associated with closing fees received by the Company and costs associated with obtaining mortgage loans are deferred and recognized upon sale of the related mortgage loans. Mortgage loans receivable are reported net of such deferred revenues and costs in the accompanying balance sheet.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives of five to seven years.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including cash and cash equivalents, mortgage loans receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2002 and 2001 $70,964 and $35,850, respectively.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. At December 31, 2002 and September 30, 2002, the net deferred tax liability is a result of the use of differing depreciation methods between financial and tax reporting purposes, and the use of the accrual method of accounting for financial reporting purposes and the cash basis for tax reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Earnings Per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Reclassifications

Certain amounts included in the prior year financial statements have been reclassified to conform with the current year presentation. Such reclassifications did not have any effect on reported net income.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

At December 31, 2002, the Company maintained cash balances with banks totaling $3,488,270 in excess of federally insured amounts of $100,000 per bank.

During the year ended December 31, 2002, the Company sold 33%, 27%, 22%, and 12% of its mortgage loans to four institutional investors.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Market Risk

The Company is involved in the real estate loans market. Changes in interest rates or other market conditions within the real estate loan market may have a significant effect on the volume and profitability of the business of the Company.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company’s financial statements as management does not have any intention to change to the fair value method.

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a certain percentage, usually 1% of the outstanding balance, on reserve. The Company does not have access to these funds. Such cash balances at December 31, 2002 aggregated to $1,054,421.

The Company also maintains an escrow account in a financial institution for funds that are to be reimbursed to borrowers when the escrow closes. Cash balances in the escrow account were $466,320.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 consisted of the following:

Furniture and fixtures	$54,739
Office equipment	108,318
Computer equipment	151,496
Leasehold improvements	20,000

334,553
Less accumulated depreciation and amortization	69,049

Total	$265,504

Depreciation and amortization expense was $44,002 and $17,375 for the years ended December 31, 2002 and 2001, respectively.

NOTE 5 — WAREHOUSE LINES OF CREDIT

The Company maintains a warehouse line of credit with a financial institution, which is subject to renewal on an annual basis. Advances are received by the Company up to a maximum of $20,000,000 based upon a specified percentage of mortgage loans, which are pledged as collateral, and interest accrues at prime (4.25% at December 31, 2002), plus 1% per annum. The line of credit contains a financial covenant concerning a minimum net worth of $641,260. As of December 31, 2002, the Company was in compliance with the covenant.

During the year ended December 31, 2002 the Company secured a second warehouse line of credit with the same credit terms. The Company may borrow up to $50,000,000, in addition the financial institution may allow at its discretion additional borrowings up to $20,000,000 as an over-advance facility. As of December 31, 2002 the Company borrowed $15,257,436 under this facility. Advances are due upon the earlier of the sale of the mortgage loans that are pledged as collateral or a specified period of time from the date on which the advance was received. The warehouse line of credit is guaranteed by the Company’s shareholder and contains a financial covenant concerning a minimum net worth of $3,635,170. At December 31, 2002, the Company was in violation of such covenant, which has been waived by the bank.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 5 — WAREHOUSE LINES OF CREDIT (Continued)

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender in excess of a specified percentage of the loan amount agreed upon by the warehouse lenders. At December 31, 2002, the pledged amounts aggregated to $1,054,421. The outstanding balance on the warehouse lines of credit at December 31, 2002 was $81,261,337.

NOTE 6 — BANK LINE OF CREDIT

The Company maintains an unsecured bank line of credit without a stated expiration date. The Company may borrow up to $50,000. Borrowings bear interest at the bank’s prime rate (4.25% at December 31, 2002), plus 2.5% per annum. The bank line of credit was unused at December 31, 2002.

NOTE 7 — COMMITMENTS

Leases

The Company leases its office facilities from one of its shareholders, which expires in August 2007. In addition, the Company leases a copier and vehicles under non-cancelable operating leases with a third party, which expire through October 2005. The Company is required to pay for taxes, insurance, and maintenance. Future minimum lease payments under these non-cancelable operating leases as of December 31, 2002 were as follows:

Year Ending	Related
December 31,	Party	Other	Total

2003	$240,300	$33,287	$273,587
2004	240,300	30,732	271,032
2005	240,300	13,959	254,259
2006	240,300	—	240,300
2007	160,200	—	160,200

Total	$1,121,400	$77,978	$1,199,378

Rent expense was $203,848 and $93,799 for the years ended December 31, 2002 and 2001, respectively. Rent paid to the shareholder for the year ended December 31, 2002 amounted to $48,529.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 7 — COMMITMENTS (Continued)

Consulting Agreement

Upon the closing of the share exchange agreement with Little Creek, the combined company entered into a one-year consulting agreement under which it will pay the consultants $265,000 and issue five-year warrants to purchase 163,635 shares of common stock of the combined company at a per share exercise price of $0.05. The fair value of the warrants was insignificant. All warrants were exercised subsequent to December 31, 2002. The consulting fee is being amortized over one year.

Mortgage Loan Purchase Agreements

The Company maintains mortgage loan purchase agreements with various mortgage bankers. The Company is obligated to perform certain procedures in accordance with these agreements. The agreements provide for conditions, whereby the Company may be required to repurchase mortgage loans for various reasons, among which are either (a) a mortgage loan is originated in violation of the mortgage banker’s requirements, (b) the Company breaches any term of the agreements, and (c) an early payment default occurs from a mortgage originated by the Company.

During the year ended December 31, 2002, the Company repurchased two loans with an aggregate balance of $848,203.

The Company took title to one property in March 2002 and the other in May 2002 and recorded these properties as real estate owned. At December 31, 2002, both of the properties related to the purchased loans were sold, and a loss of $115,913 was recognized on the sale.

During the years ended December 31, 2002 and 2001, the Company recorded losses of $217,740 and $222,663, respectively, with regard to repurchased loans and the real estate owned, which are included in operating expenses on the accompanying statements of income.

NOTE 8 — SHAREHOLDER’S EQUITY

Preferred Stock (OLD)

The Company issued 1,000 shares of Class C preferred stock for $1,000,000.

During the year ended December 31, 2002, the Company redeemed 1,000 shares of Class A preferred stock for $275,000 in cash, 100 shares of Class B preferred stock for $217,800 in cash, and 2,000 shares of Class C preferred stock for $2,000,000 in notes payable. At December 31, 2002, all Class A, B, and C preferred stock had been redeemed.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 8 — SHAREHOLDER’S EQUITY (Continued)

Preferred Stock (RECAPITALIZED)

The Company has 10,000,000, $0.001 par value, shares of preferred stock authorized for issuance. The preferred stock carries voting rights on all matters requiring shareholder approval.

Common Stock

In November 2002, the Company sold 5,000,000 shares of common stock in connection with a private placement. The Company collected $1,000,000 in cash and exchanged $2,000,000 in notes payable in connection with this transaction.

Private Placement Offering of Common Stock

During December 2002, the Company’s Board of Directors approved to raise additional equity capital through a private placement offering for the issuance and sale of up to 2,000,000 shares of common stock at $1.50 per share.

NOTE 9 — INCOME TAXES

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the years ended December 31, 2002 and 2001:

	2002	2001

Current
Federal	$(77,000)	$88,000
State	800	21,000

	(76,200)	109,000

Deferred
Federal	402,000	(57,000)
State	98,000	(12,000)

	500,000	(69,000)

Provision for (benefit from) income taxes	$423,800	$40,000

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 9 — INCOME TAXES (Continued)

At December 31, 2002, components of net deferred tax assets (liabilities) in the accompanying balance sheet includes the following amounts of deferred tax liabilities:

Deferred tax asset (liability)
Current
Expenses	$(600,000)
Accounts and other payables and accrued expenses	37,000
Contribution carryover	19,000
State taxes	34,000
Net operating losses	10,000

Net deferred tax asset (liability)	$(500,000)

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the years ended December 31, 2002 and 2001:

	2002	2001

Federal tax on pretax income at statutory rates	$344,000	$34,000
State tax, net of federal benefit	64,000	6,000
Net operating loss carryback	15,000	—
Other	800	—

Total	$423,800	$40,000

NOTE 10 — RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002 and 2001, the Company paid $30,000 and $50,000, respectively, for consulting expense to a company owned by a relative of the principal shareholder and $130,000 and $62,000, respectively, for marketing expenses to a company owned by a relative of the principal shareholder. In addition, during the year ended December 31, 2002, the Company paid consulting expenses of $35,000 to a director and $66,250 to a shareholder. The Company also leases its office facilities from a shareholder (see Note 7).