Form 10KSB/A
period 2002-12-31
TMSF HOLDINGS INC
filed 2003-04-30
CIK 1100125

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

TMSF HOLDINGS, INC.

2002 FORM 10-KSB/A ANNUAL REPORT

Explanatory Note: The Registrant is amending the following items of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 on the pages attached hereto.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     The following table provides certain information with respect to the executive officers and directors of the Company.

Name	Age	Position

Raymond Eshaghian	33	Chairman of the Board, Chief Executive Officer, President and Secretary
Masoud Najand	49	Chief Financial Officer
H. Wayne Snavely(1)	61	Director
Massoud Yashouafar(1)	41	Director

(1)	Member of the Audit and Compensation Committees

     Raymond Eshaghian has served as the Company’s Chief Executive Officer, President and Chairman of the Board since October 2002. From July 1995 to October 2002, Mr. Eshaghian served as President of The Mortgage Store Financial, Inc., and from September 1992 to October 2002, he served as a member of its Board of Directors. Mr. Eshaghian also served as Vice President of The Mortgage Store Financial, Inc. from May 1994 to July 1995.

     Masoud Najand has served as the Company’s Chief Financial Officer since October 2002. Mr. Najand has served as the Controller of The Mortgage Store Financial, Inc. since January 2001, and from March 1997 to January 2001, he was a consultant of The Mortgage Store Financial, Inc.

     H. Wayne Snavely has served as a member of the Company’s Board of Directors since October 2002. Mr. Snavely served as the Chairman of the Board and Chief Executive Officer of Imperial Credit Industries, Inc. from December 1991 to August 2001. Mr. Snavely also served as President of Imperial Credit Industries, Inc. from February 1996 to August 2001. Mr. Snavely served as a member of the Board of Directors of Imperial Bank from 1975 to 1983 and from 1993 to 1998. Mr. Snavely currently serves on the Board of Visitors of the Graduate School of Business Management at Pepperdine University.

     Massoud Yashouafar has served as a member of the Company’s Board of Directors since October 2002. Mr. Yashouafar is an owner of Milbank Real Estate Services, Inc., a commercial real estate investment and management company in Los Angeles, California, and he has served as its Chief Executive Officer since 2000. Prior to becoming its Chief Executive Officer, Mr. Yashouafar served as Executive Vice President of Milbank Real Estate Services from 1993 to 2000. Additionally, Mr. Yashouafar served as Vice President of Supreme Property Management Company from 1983 to 1993. Massoud Yashouafar graduated from California State University at Northridge in 1982 with a degree in Business Administration.

     There are no family relationships between any of the directors or executive officers of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of the common stock of the Company. Such persons are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year which ended December 31, 2002, all Section 16(a) filing requirements applicable to the Company’s executive officers, directors and greater than ten percent stockholders were satisfied by such persons, except that Solyman Yashovafar filed one report one day late with respect to one transaction.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation earned by the Company’s Chief Executive Officer and each of the other executive officers whose annual salary and bonus during 2000, 2001 and 2002 exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long-Term Compensation

					Awards	Payouts

					Restricted
				Other Annual	Stock	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award	Compensation ($)

Raymond Eshaghian(1)	2002	250,000	125,000	—	—	13,060	(4)
Chairman of the Board,	2001	250,000	144,487	62,065 (5)	—	11,820	(4)
Chief Executive Officer,	2000	200,000	6,037	—	—	8,884	(4)
President and Secretary
Travis T. Jenson(2)	2002	—	—		—	—
President	2002	—	—		—	—
	2001	—	—		35,000 (6)	—
Masoud Najand(3)	2002	96,000	30,500		—	—
Chief Financial Officer	2001	89,561	39,000		—	—

(1)	Mr. Eshaghian has served as the Chairman of the Board, Chief Executive Officer, President and Secretary of the Company since October 2002 when The Mortgage Store Financial, Inc. (“The Mortgage Store”) became a wholly-owned subsidiary of the Company and the Company changed its name from Little Creek, Inc. to TMSF Holdings, Inc. (the “Reorganization”). Prior to the completion of the Reorganization, Mr. Eshaghian served as President of The Mortgage Store. See “Certain Relationships and Related Transactions—The Mortgage Store.” Mr. Eshaghian’s compensation is reported in the table with respect to his positions at both the Company and The Mortgage Store for the years ended December 31, 2002, 2001 and 2000.

(2)	Mr. Jenson served as President of the Company prior to the completion of the Reorganization. Following the completion of the Reorganization, the Company’s Board of Directors elected to change its fiscal year, and beginning on December 21, 2002, the Company’s fiscal year-end changed from July 31 to December 31. Mr. Jenson’s compensation is reported in the table with respect to his position at the Company for the five months ended December 31, 2002 and the years ended July 31, 2002 and 2001.

(3)	Mr. Najand has served as the Chief Financial Officer of the Company since October 2002 when the Reorganization was completed. Prior to the completion of the Reorganization, Mr. Najand served as Controller of The Mortgage Store, which he joined in January 2001. Mr. Najand’s compensation is reported in the table with respect to his positions at both the Company and The Mortgage Store for the years ended December 31, 2002 and 2001.

(4)	Represents life insurance payments.

(5)	Represents car allowance.

(6)	Represents 35,000 shares of the Company’s common stock that were cancelled in the Reorganization.

Compensation of Directors

     The Company does not pay its non-employee directors any annual compensation for their services or for attendance at Board or committee meetings. However, the Company paid H. Wayne Snavely consulting fees of $35,000 in 2002. Officers of the Company who are members of the Board of Directors are not paid any directors’ fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock as of April 2, 2003 by (i) each person known to the Company to beneficially own more than five percent of the Company’s common stock, (ii) each director, (iii) the Company’s executive officers, and (iv) all directors and executive officers as a group.

     The percentage ownership is calculated using 15,000,000 shares of the Company’s common stock that were outstanding as of April 2, 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities, or the right to acquire voting or investment power within 60 days through the exercise of an option, warrant or right, through the conversion of a security, or through the power to revoke a trust. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. The address of each of such persons listed below is c/o: TMSF Holdings, Inc., 727 Seventh Street, Suite 850, Los Angeles, CA 90017.

	Number of Shares	Percentage of Shares
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned

Raymond Eshaghian	9,500,000	63.3%
Massoud Yashouafar	2,000,000	13.3
H. Wayne Snavely	—	—
Masoud Najand	—	—
Solayman Yashouafar	1,790,000	11.9
H. Joseph Nourmand	1,070,000 (1)	7.1
All directors and officers as a group (4 persons)	11,500,000	76.7

(1)	Mr. Nourmand directly owns 535,000 shares and beneficially owns an additional 465,000 shares held by his wife, Doris Nourmand, 35,000 shares held by one minor daughter and 35,000 shares held by another minor daughter, all of whom share the same household. Under the rules of the Securities and Exchange Commission, Ms. Nourmand also beneficially owns the same 1,070,000 shares of our common stock

     As of April 2, 2003, Raymond Eshaghian beneficially owned approximately 63.3% of the voting power of the Company’s common stock. By virtue of this stock ownership, Robert Greenberg may be deemed to be a “control person” of the Company within the meaning of the rules and regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Securities Authorized for Issuance Under Equity Compensation Plans

     As of December 31, 2002, the Company had not adopted any equity compensation plans (including individual compensation arrangements), whether or not approved by its stockholders, pursuant to which equity securities of the Company were authorized for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Mortgage Store

     The Mortgage Store Financial, Inc. (“The Mortgage Store”) is a wholly-owned subsidiary of the Company, which is a holding company. The Company and The Mortgage Store have interlocking executive positions and share common ownership. Raymond Eshaghian, the Company’s Chairman of the Board, Chief Executive Officer, President and Secretary, and The Mortgage Store’s President, is an owner of 63.3% of the outstanding shares of the common stock of the Company.

     In addition, as owner of a majority of the outstanding shares of voting stock of the Company, Mr. Eshaghian has the right to elect the majority of the members of the Company’s Board of Directors and has the ability to significantly control the outcome of matters for which the consent of the holders of the majority of the outstanding shares of the common stock of the Company is required.

Related Party Transactions

     Raymond Eshaghian’s father is the owner of TNC Investment Corp., which provides consulting services to the Company. The Company paid $160,000 and $112,000 to TNC Investment Corp. for consulting services that were provided to the Company in 2002 and 2001, respectively. Raymond Eshaghian is the owner of Kobyco Corp., which provides marketing services to the Company. The Company paid $130,000 and $62,000 to Kobyco Corp. for marketing services that were provided to the Company in 2002. Massoud Yashovafar, who is a member of the Company's Board of Directors, is the owner of a business entity that provides marketing services to the Company. The Company paid $66,250 to the business entity for marketing services that were provided to the Company in 2002.

     The Company has entered into a consulting agreement with H. Wayne Snavely, a member of the Company’s Board of Directors. See “Executive Compensation—Compensation of Directors.”

Lease Agreement

     In October 2002, the Company began leasing its corporate offices from Milbank Real Estate Services, Inc., a commercial real estate investment and management company that is owned in part by Massoud Yashouafar, who is a member of the Company’s Board of Director. The Company paid approximately $50,000 to Milbank Real Estate Services for the lease of its corporate offices during the three months ending December 31, 2002. The lease, which expires in 2007, provides for future lease payments of approximately $1.1 million during the term of the lease.

Private Placement

     On November 29, 2002, an aggregate of 5,000,000 shares of the Company’s common stock, par value $0.001, was sold and issued at a price of $0.60 per share in a private offering to four accredited investors pursuant to Regulation D of the Securities Act in exchange for $2,000,000 principal amount of notes that was previously issued by The Mortgage Store to affiliates of the investors and a cash payment of $1,000,000.

     Massoud Yashouafar, a member of the Company’s Board of Directors, participated in this private offering and, as a result, he beneficially owns 2,000,000 shares of the Company’s common stock.

Registration of Shares

     The Company has agreed to register 14,500,000 shares of its outstanding common stock, which includes 9,500,000 shares issued to Raymond Eshaghian, as well as the 5,000,000 shares issued pursuant to the private placement in November 2002, of which 2,000,000 are beneficially owned by Massoud Yashouafar.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

99	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     During the fiscal year ended December 31, 2002, the Company retained Singer Lewak Greenbaum & Goldstein, LLP as independent auditors and paid the following fees for services rendered:

Audit Fees	Audit Related Fees	Tax Fees	All Other Fees

$76,198	$1,826	$0	$0

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 30th day of April, 2003.

TMSF HOLDINGS, INC

by	/S/ RAYMOND ESHAGHIAN

Raymond Eshaghian Chairman of the Board

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on April 30, 2003.

Signature	Title

/S/ RAYMOND ESHAGHIAN Raymond Eshaghian	Chairman of the Board, Chief Executive Officer, Secretary and Director (Principal Executive Officer)

* Masoud Najand	Chief Financial Officer (Principal Financial and Accounting Officer)

* Massoud Yashouafar	Director

H. Wayne Snavely	Director

* By: /S/ RAYMOND ESHAGHIAN Raymond Eshaghian Attorney-in-fact

CERTIFICATION

I, Raymond Eshaghian, certify that:

1. I have reviewed this annual report on Form 10-KSB/A for the year ended December 31, 2002 of TMSF Holdings, Inc.

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

/s/ Raymond Eshaghian

Raymond Eshaghian
Chief Executive Officer
April 30, 2003

CERTIFICATION

I, Masoud Najand, certify that:

1. I have reviewed this annual report on Form 10-KSB/A for the year ended December 31, 2002 of TMSF Holdings, Inc.

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
April 30, 2003