Form 10QSB
period 2003-03-31
TMSF HOLDINGS INC
filed 2003-05-15
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 0-28325

TMSF HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0642252 (I.R.S. Employer Identification No.)

727 West Seventh Street Suite 850 Los Angeles, CA 90017
(Address of principal executive officer)

(213) 234-2400
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The number of shares of Common Stock outstanding as of May 13, 2003: 15,000,000

TMSF HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and March 31, 2003 (unaudited)

ASSETS

	March 31,	December 31,
	2003	2002

	(unaudited)
Current assets
Cash and cash equivalents	$—	$732,482
Mortgage loans held for sale	61,832,260	83,081,540
Prepaid expenses	166,420	209,061
Deferred tax asset	159,000	159,000
Employee advances	461,899	98,786

Total current assets	62,619,579	84,280,869
Restricted cash	1,468,720	1,520,741
Property and equipment, net	335,272	265,504
Deposits and other assets	532,806	238,011

Total assets	$64,956,377	$86,305,125

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and March 31, 2003 (unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2003	2002

	(unaudited)
Current liabilities
Bank overdraft	$671,010	$—
Note payable — related party	969,035	—
Warehouse lines of credit	58,125,828	81,261,337
Accounts and other payables	2,888	566,371
Accrued income taxes	667,000	—
Escrow funds payable(1)	4,398	466,070
Accrued expenses	42,913	53,882
Deferred tax liability	303,000	500,000

Total current liabilities	60,786,072	82,847,660

Commitments
Stockholders’ equity
Preferred stock, $0.001 par value 10,000,000 shares authorized no shares issued and outstanding	—	—
Common stock, $0.001 par value 100,000,000 shares authorized 15,000,000 (unaudited) and 14,836,365 shares issued and outstanding	15,000	14,836
Additional paid-in capital	3,043,182	3,035,164
Retained earnings	1,112,123	407,465

Total stockholders’ equity	4,170,305	3,457,465

Total liabilities and stockholders’ equity	$64,956,377	$86,305,125

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2003 and 2002 (unaudited)

	2003	2002

	(unaudited)	(unaudited)
Loan income
Income from sale of mortgage loans	$6,134,115	$1,527,466
Mortgage interest income	1,308,700	276,287
Commission fee income	2,477	44,811

Total loan income	7,445,292	1,848,564

Costs of loan origination and sale of mortgages
Appraisals	105,555	69,066
Commissions	2,921,948	652,941
Credit reports	34,721	9,564
Other costs	69,621	25,981
Warehouse fees	45,999	12,140
Warehouse interest expense	1,259,274	199,510

Total costs of loan origination and sale of mortgages	4,437,118	969,202

Gross profit	3,008,174	879,362
Operating expenses	1,840,379	783,144

Income from operations	1,167,795	96,218

Other income
Interest income	4,699	4,092
Other income	2,164	—

Total other income	6,863	4,092

Income before provision for income taxes	1,174,658	100,310
Provision for income taxes	470,000	43,000

Net income	704,658	57,310
Less preferred stock dividends	—	63,375

Net income (loss) available to common shareholders	$704,658	$(6,065)

Basic and fully diluted earnings (loss) per share	$0.05	$(0.81)

Basic and fully diluted weighted-average common shares outstanding	14,936,364	7,500

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002 (unaudited)

	2003	2002

	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$704,658	$57,310
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	15,637	7,613
Bad debt expense	25,954	—
(Increase) decrease in
Mortgage loans held for sale	21,249,280	(15,207,075)
Prepaid expenses	42,641	—
Employee advances	(389,067)	(5,090)
Deposits and other assets	(294,795)	(1,161,268)
Increase (decrease) in
Accounts and other payables	(1,025,155)	312,525
Accrued expenses	(10,969)	139,088
Income tax payable	667,000	(2,979)
Deferred tax liability	(197,000)	—

Net cash provided by (used in) operating activities	20,788,184	(15,859,876)

Cash flows from investing activities
(Increase) decrease in restricted cash	52,021	(381,100)
Purchase of property and equipment	(85,405)	(47,649)

Net cash used in investing activities	(33,384)	(428,749)

Cash flows from financing activities
Book overdraft	671,010	—
Warehouse lines of credit	(23,135,509)	15,349,393
Proceeds from note payable	969,035	—
Dividends paid to preferred shareholders	—	(63,375)
Issuance of common stock	8,182	—

Net cash provided by (used in) financing activities	(21,487,282)	15,286,018

Net decrease in cash and cash equivalents	$(732,482)	$(1,002,607)
Cash and cash equivalents, beginning of period	732,482	1,248,803

Cash and cash equivalents, end of period	$—	$246,196

Supplemental disclosures of cash flow information
Interest paid	$—	$—

Income taxes paid	$—	$45,979

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited)

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

Share Exchange, Redemption of Stock, and Consulting Agreement

On November 4, 2002, the Company and its sole shareholder entered into a share exchange agreement with Little Creek, Inc. (“Little Creek”), a publicly trading company listed on the NASDAQ Bulletin Board, in which the sole shareholder received 9,500,000 shares, or approximately 97% of the stock of Little Creek, in exchange for 100% of the stock of the Company. Under the terms of the exchange agreement, 1,295,118 shares of Little Creek were canceled prior to the transaction, and 336,365 shares remained issued and outstanding. Subsequently, Little Creek’s name was changed to TMSF Holdings, Inc., and its incorporated domicile was changed from the state of Utah to the state of Delaware.

The transaction was accounted as a reverse acquisition. The accompanying financial statements reflect the consolidated statements of TMSF Holdings, Inc. and its wholly owned subsidiary, The Mortgage Store Financial, Inc. Pro forma information of the combined businesses is not furnished as Little Creek had insignificant assets, liabilities, and operations.

In addition, on the closing, TMSF Holdings, Inc. entered into a one-year consulting agreement under which it will pay the consultant $265,000 and issue a five-year warrant to purchase 163,635 shares of common stock of TMSF Holdings, Inc. at a per share exercise price of $0.05. The fair value of the warrants was insignificant. All warrants were exercised in February 2003. The consulting fee is being amortized over one year.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of TMSF Holdings, Inc. and its wholly owned subsidiary, The Mortgage Store Financial, Inc. (collectively, the “Company”). All significant inter-company accounts and transactions are eliminated in consolidation.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Commission fee income and other fees earned on loans brokered are recorded as income when the related loan is sold.

Comprehensive Income

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company’s financial statements since the Company did not have any of the items of comprehensive income in the periods presented.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at the aggregate lower of cost or market, less an estimated allowance for losses on repurchased loans. All mortgage loans are collateralized by residential property.

Revenues associated with closing fees received by the Company and costs associated with obtaining mortgage loans are deferred and recognized upon sale of the related mortgage loans. Mortgage loans held for sale are reported net of such deferred revenues and costs in the accompanying balance sheet.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives of five to seven years.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, mortgage loans held for sale, prepaid expenses, income tax receivable, employee advances, restricted cash, deposits and other assets, warehouse lines of credit, accounts and other payables, escrow funds payable, accrued expenses, and deferred tax liability, the carrying amounts approximate fair value due to their short maturities.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the three months ended March 31, 2003 and 2002 were $6,156 (unaudited) and $4,269 (unaudited), respectively.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. At December 31, 2002 and March 31, 2003, the net deferred tax liability is a result of the use of differing depreciation methods between financial and tax reporting purposes, and the use of the accrual method of accounting for financial reporting purposes and the cash basis for tax reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

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

Reclassifications

Certain amounts included in the prior period financial statements have been reclassified to conform with the current period presentation. Such reclassifications did not have any effect on reported net income.

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

At December 31, 2002 and March 31, 2003, the Company maintained cash balances with banks totaling $3,488,270 and $1,614,784 (unaudited), respectively, in excess of federally insured amounts of $100,000 per bank.

Major Customers

During the three months ended March 31, 2003, the Company sold 37% (unaudited), 32% (unaudited), 13% (unaudited), and 12% (unaudited) of its mortgage loans to four institutional investors (unaudited).

Market Risk

The Company is involved in the real estate loans market. Changes in interest rates or other market conditions within the real estate loans market may have a significant effect on the volume and profitability of the business of the Company.

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a certain percentage, usually 1% of the outstanding balance, on reserve. The Company does not have access to these funds. Such cash balances at December 31, 2002 and March 31, 2003 aggregated to $1,054,421 and $1,464,249 (unaudited), respectively.

The Company also maintains an escrow account in a financial institution for funds that are to be reimbursed to borrowers when the escrow closes. Cash balances in the escrow account at December 31, 2002 and March 31, 2003 were $466,320 and $4,471 (unaudited), respectively.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited)

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and March 31, 2003 consisted of the following:

	March 31,	December 31,
	2003	2002

	(unaudited)
Furniture and fixtures	$54,739	$54,739
Office equipment	108,318	108,318
Computer equipment	236,901	151,496
Leasehold improvements	20,000	20,000

	419,958	334,553
Less accumulated depreciation and amortization	84,686	69,049

Total	$335,272	$265,504

Depreciation and amortization expense was $15,637 (unaudited) and $7,613 (unaudited) for the three months ended March 31, 2003 and 2002, respectively.

NOTE 5 — NOTE PAYABLE — RELATED PARTY

At March 31, 2003, the Company owed $969,035 to its shareholder. The note bore interest at 10% per annum and was payable on demand. The note was paid in full in April 2003.

NOTE 6 — WAREHOUSE LINES OF CREDIT

The Company maintains a warehouse line of credit with a financial institution, which is subject to renewal on an annual basis. Advances are received by the Company up to a maximum of $20,000,000 based upon a specified percentage of mortgage loans, which are pledged as collateral, and interest accrues at prime (4.25% at March 31, 2003 and December 31, 2002), plus 1% per annum. The line of credit contains a financial covenant concerning a minimum net worth of $641,260. As of December 31, 2002, the Company was in compliance with the covenant. The line of credit was closed as of March 31, 2003.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited)

NOTE 6 — WAREHOUSE LINES OF CREDIT (Continued)

During the year ended December 31, 2002, the Company secured a second warehouse line of credit with the same credit terms. The Company may borrow up to $50,000,000. In addition, the financial institution may allow at its discretion additional borrowings up to $20,000,000 as an over-advance facility. As of December 31, 2002 and March 31, 2003, the Company borrowed $15,257,436 and $8,095,828 (unaudited), respectively, under this over-advance facility. Advances are due upon the earlier of the sale of the mortgage loans that are pledged as collateral or a specified period of time from the date on which the advance was received. The warehouse line of credit is guaranteed by the shareholder and contains a financial covenant concerning a minimum net worth of $3,438,870. At December 31, 2002 and March 31, 2003, the Company was in compliance with such covenant.

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender in excess of a specified percentage of the loan amount agreed upon by the warehouse lenders. At December 31, 2002 and March 31, 2003, the pledged amounts aggregated to $1,054,421 and $1,464,249, respectively.

The outstanding balance on the warehouse lines of credit at December 31, 2002 and March 31, 2003 was $81,261,337 and $58,125,828, respectively.

NOTE 7 — BANK LINE OF CREDIT

The Company maintains an unsecured bank line of credit without a stated expiration date. The Company may borrow up to $50,000. Borrowings bear interest at the bank’s prime rate (4.25% at December 31, 2002), plus 2.5% per annum. The bank line of credit was unused at December 31, 2002 and March 31, 2003.

NOTE 8 — COMMITMENTS

Leases

The Company leases its office facilities from its shareholder, which expires in August 2007. In addition, the Company leases a copier and vehicles under non-cancelable operating leases with a third party, which expire through October 2005. The Company is required to pay for taxes, insurance, and maintenance.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited)

NOTE 8 — COMMITMENTS (Continued)

Leases (Continued)

Future minimum lease payments under these non-cancelable operating leases as of March 31, 2002 were as follows:

12 Months
Ending	Related
March 31,	Party	Other	Total

2004	$243,000	$29,320	$272,320
2005	243,000	22,216	265,216
2006	243,000	2,817	245,817
2007	243,000	—	243,000
2008	101,250	—	101,250

Total	$1,073,250	$54,353	$1,127,603

Rent expense was $66,847 (unaudited) and $29,590 (unaudited) for the three months ended March 31, 2003 and 2002, respectively. Rent paid to the shareholder for the three months ended March 31, 2003 and 2002 amounted to $66,847 (unaudited) and $0 (unaudited), respectively.

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

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited)

NOTE 8 — COMMITMENTS (Continued)

Mortgage Loan Purchase Agreements (Continued)

During the three months ended March 31, 2003 and 2002, the Company recorded losses of $0 (unaudited) and $172,000 (unaudited), respectively, with regard to repurchased loans and the real estate owned, which are included in operating expenses on the accompanying statements of income.

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock (OLD)

During the year ended December 31, 2002, the Company issued 1,000 shares of Class C preferred stock for $1,000,000.

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

Private Placement Offering of Common Stock

During January 2003, the Company’s Board of Directors approved to raise additional equity capital through a private placement offering for the issuance and sale of up to 1,000,000 shares (unaudited) of common stock at $1.50 per share.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited)

NOTE 10 — INCOME TAXES

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the three months ended March 31, 2003 and 2002:

	2003	2002

	(unaudited)	(unaudited)
Current
Federal	$529,000	$37,000
State	138,000	6,000

	667,000	43,000

Deferred
Federal	(164,000)	—
State	(33,000)	—

	(197,000)	—

Provision for (benefit from) income taxes	$470,000	$43,000

At December 31, 2002 and March 31, 2003, components of net deferred tax assets (liabilities) in the accompanying balance sheet include the following amounts of deferred tax liabilities:

	March 31,	December 31,
	2003	2002

	(unaudited)
Deferred tax asset (liability)
Current
Expenses	$(482,000)	$(600,000)
Accounts and other payables and accrued expenses	81,000	37,000
Contribution carryover	19,000	19,000
State taxes	69,000	34,000
Net operating losses	10,000	10,000

Net deferred tax asset (liability)	$(303,000)	$(500,000)

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 (unaudited)

NOTE 10 — INCOME TAXES (Continued)

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the three months ended March 31, 2003 and 2002:

	2003	2002

	(unaudited)	(unaudited)
Federal tax on pretax income at statutory rates	$399,000	$37,000
State tax, net of federal benefit	69,000	6,000
Other	2,000	—

Total	$470,000	$43,000

NOTE 11 — RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003 and 2002, the Company paid $0 (unaudited) and $20,000 (unaudited), respectively, for consulting expenses to a company owned by a relative of the principal shareholder and $0 (unaudited) and $30,000 (unaudited), respectively, for marketing expenses to a company owned by a relative of the principal shareholder. In addition, during the three months ended March 31, 2003 and 2002, the Company paid consulting expenses of $66,250 (unaudited) and $0 (unaudited), respectively, to the shareholder. The Company also leases its office facilities from the shareholder (see Note 8).

NOTE 12 — SUBSEQUENT EVENT (UNAUDITED)

Subsequent to March 31, 2003, the Company secured an additional warehouse line of credit, which will allow the Company to borrow up to $50,000,000 for mortgage loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control, may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “plan,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements, including, among other things, failure to achieve projected earning levels, the timely and successful implementation of strategic initiatives, the ability to generate sufficient liquidity, the ability to access the capital markets, interest rate fluctuations on our assets that differ from those on our liabilities, changes in assumptions regarding estimated loan losses or interest rates, the availability of financing and, if available, the terms of any financing, changes in estimations of interest rates, the availability of financing and, if available, the terms of any financing, changes in estimations of acquisition and origination and resale pricing of mortgages, changes in markets which we serve, including the market for acquisition and origination and resale pricing of mortgages, changes in markets which we serve, including the market for Alt-A mortgages, changes in general market and economic conditions and other factors described in this quarterly report. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” in this quarterly report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General and Business Operations

Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to TMSF Holdings, Inc., a Delaware corporation, and its wholly owned subsidiary, The Mortgage Store Financial, Inc., a California corporation (“The Mortgage Store”).

We are financing holding company previously operating as Little Creek, Inc. In October through November 2002, we acquired The Mortgage Store — a nationwide mortgage lender — and changed our name to TMSF Holdings, Inc. Prior to the acquisition of The Mortgage Store, Little Creek, Inc. did not have any significant operational activity. The following discussion pertains to those of The Mortgage Store, our wholly owned subsidiary.

General

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

Financial Highlights

Our operations consist primarily of originating loans that we pool and sell in the secondary markets. We analyze and group our loans together in an attempt to maximize our profit from the sale of each class of mortgages. To date all of our loan sales are structured as whole loan sales where we dispose of our entire interest in the loans and produce immediate cash gains. However, in the future we may determine that other strategies such as securitization or retaining servicing rights may be more profitable and we may begin to engage in those activities.

Our recent financial highlights include:

•     Loan originations. For the three months ended March 31, 2003 we funded $171.9 million of loans compared to $52.2 million for the same period in 2002. Our wholesale channel, which originates loans through independent mortgage brokers, originated $138.3 million of loans in first quarter 2003 and $30.4 million in comparable period in 2002. Our funding capabilities in the first quarter of 2003 was impacted significantly by the loss of our warehouse facility with Imperial Warehouse Finance due to the lender discontinuing its operations.

•     Whole loan sales — cash income from sale. For the quarter ended March 31, 2003 we sold $191.8 million of loans compared to $38.1 million during comparable period in 2002. Our revenue from sales of loan increased 307% to $6.1 million during three months ended March 31, 2003 compared to $1.5 million for the same period in 2002. The weighted average premium collected from sales of loans in this period was 2.4% compared to 2.0% in 2002.

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

Pursuant to our critical accounting policies the following reflect significant judgments by management:

•	Income from sale of mortgage loans

•	Provision for losses

•	Interest rate risk, derivatives and hedging

Income from Sales of Loans

To date our income from sales of mortgage loans has consisted primarily of cash gain that resulted from whole loan sales. To date, we have sold all of our loans on a servicing released basis. Currently, we do not retain servicing rights. However, in the future we may decide to retain the right to service any of the loans that we have sold, in which case we may also record non-cash sales related to the value of those servicing rights.

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

The following table sets forth our results of operations as a percentage of total revenue for the three months ended March 31:

	Three months ended
	March 31,

	2003	2002

Revenue
Income from sales of loans	81.65%	81.01%
Mortgage interest income	17.58%	14.94%
Commission income	0.03%	2.44%
Other income	0.74%	1.62%

Total Revenue	100.00%	100.00%
Cost of sales
Commission expense	39.25%	35.34%
Warehouse interest expense	16.91%	10.82%
Other closing expenses	3.44%	6.28%

Total cost of sales	59.60%	52.44%

Gross profit	40.40%	47.56%

Operating expenses
Salaries and wages	16.33%	18.56%
Occupancy	1.92%	1.73%
General and administrative	6.46%	12.77%
Loss from real estate owned	0.00%	9.31%

Total expenses	24.71%	42.37%

	Three months ended
	March 31,

	2003	2002

Income from operations	15.69%	5.19%
Other income (losses)	0.09%	0.22%

Income before tax	15.78%	5.41%

Results of operations for three months ended March 31, 2003 compared to comparable period in 2002

Revenue

Total revenue. Total revenue increased 289.5% from $1.9 million for 2002 to $7.4 million for the first quarter of 2003. This increase was due to increases in income from sales of loans of $4.6 million and mortgage interest income of $1.0 million.

Income from sales of loans. Income from sales of loans increased 306.7% from $1.5 million for the first quarter of 2002 to $6.1 million for the first quarter of 2003 due to higher whole loan sales volume in 2003 as compared to 2002. Total whole loan sales increased 403.8% from $38.1 million for the first quarter of 2002 to $191.8 million for the first quarter of 2003. This increase was due to increased loan originations during the fourth quarter of 2002 and the first quarter of 2003. The weighted average premium for whole loan sales was 2.4% for loans sold in the first quarter of 2003 compared to 2.0% for the comparable period in 2002.

Interest income on loans held for sale. Mortgage interest income increased 374.3% from $276,000 for the first quarter of 2002 to $1.3 million for the first quarter of 2003. The increase in interest income was due to an increase in the average inventory of loans held for sale in the first quarter of 2003. Our average inventory of mortgage loans increased as we increased loan production volume and experienced some delay by our investors to settle loans as a result of overall increase in mortgage origination in the last quarter of 2002.

Commission fee income. To lesser extent we earn commission fees on loans that we broker out to other lenders. The mortgage origination fees charged by us for retail loans are recognized at the time of sale of those mortgage loans. Commission fee income decreased from $45,000 for the first quarter of 2002 to $2,000 for the first quarter of 2003 as fewer loans were brokered out to other lenders.

Other Income. Income from reimbursed expenses and escrow division increased 84% from $30,000 for the first quarter of 2002 to $55,000 for the first quarter of 2003.

Cost of sales

Commission Expense. Commission expenses for mortgage loans sold during first quarter 2003 increased 347.8% to $2.9 million from $653,000 in the first quarter of 2002. This increase was due to an increased volume of origination and sales of loans. Commission expense is recognized at the time of sale to correspond with the recognition of income for the same loan. The commission paid for loans which are held for sale are included in the value of loans held for sale on our balance sheet. As of March 31, 2003 we had paid $931,000 in commissions for loans held for sale.

Warehouse interest expense. Warehouse interest expense represents the interest incurred on all financing associated with use of our warehouse credit facilities for loan origination. Interest expense increased 529.5% to $1.3 million for the three months ended March 31, 2003 from $200,000 for same period in 2002. The increase in interest expense was due to the increase in our volume of borrowing partially offset by lower interest rates. Our average warehouse borrowing increased 508.9% from $13.7 million for first quarter of 2002 to $83.2 million for same period in 2003 consistent with the increase in the average inventory of mortgage loans held for sale. The weighted average number of days we held loans before sale increased from 34 days in first quarter 2002 to 40 days for 2003. The longer holding period resulted from the acceleration of loan origination in the fourth quarter of 2002 and inability of investors to settle all loans shipped to them due to overall increase in mortgage origination during this period. The interest rate for our warehouse financing is a variable rate equal to prime rate plus 1%. The interest charge increases to prime plus 3% for loans held over 60 days. From January to December 2002, the prime rate remained constant at 4.75% and was reduced to 4.25% in December 2002.

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 121.1% to $256,000 for the three months ended March 31, 2003 from $116,000 for comparable period in 2002.

Operating expenses

Total operating expenses. Total operating expenses increased 135.0% from $783,000 for three months ended March 31, 2002 to $1.8 million for the three months ended March 31, 2003. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

Salaries and wages. Salaries and wages increased 254.5% from $343,000 for the first quarter of 2002 to $1.2 million for the three months ended March 31, 2003. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses related to loan production. The total number of employees increased by 366.7% from 18 at January 1, 2002 to 84 at March 31, 2003.

Occupancy. Occupancy expense increased 346.9% from $32,000 for quarter ended March 31, 2002 to $143,000 for the three months ended March 31, 2003. The increase resulted from an expansion in leased office space. In September 2002, we moved our offices to a new location to accommodate our growth and future expansion at a lower cost per square foot. Furthermore, during the first quarter of 2003 we recognized an early termination penalty in the amount of $38,000 pertaining to our previous office lease.

General and administrative. General and administrative expenses increased 103.8% from $236,000 for the first quarter of 2002 to $481,000 for the three months ended March 31, 2003. This increase was due to an increase in mortgage loan origination volume and an increase in the number of employees.

Loss from real estate owned. In 2002 we completed foreclosure sales of two repurchased loans. Total losses from these two loans amounted to $311,000 of which $195,000 was recognized in 2001 and the balance was recorded as losses in 2002. In addition, in 2002 we recorded $102,000 in losses arising from other obligations to repurchase defaulted loans. Total loss from real estate owned for the three months ended March 31, 2002 was $172,000.

While we sell all of our loans for a cash price with servicing rights released, under terms of our agreements with various purchasers, we make certain representations and warranties to the purchaser, which we are obligated to satisfy or correct even after completion of sale transaction. For example we agree to repurchase loans where borrowers default in their payments within 90 days from date of transfer of servicing.

As of March 31, 2003 we had not made any provision for losses. Although, we have received request from our investors to repurchase certain loans with early payment default, the management feels that each loan has sufficient coverage of mortgage insurance or owner equity that would sufficiently offset any loss arising from foreclosure sale of the real property. However, if we are required to repurchase loans in the future that may result in actual losses we will make additional provisions when we are able to effectively assess such losses.

Provision for income tax. Provision for income tax increased from $43,000 for the three months ended March 31, 2002 to $470,000 for three months ended March 31, 2003. This increase was a result of our increase in income before taxes from $100,000 for the three months ended March 31, 2002 to $1.2 million for the three months ended March 31, 2003.

The following table sets forth our results of operations for the three months ended March 31 of years indicated. All figures are in $000.

	Three Months Ended
	March 31,

	2003	2002

Revenue
Income from sales of loans	$6,079	$1,497
Mortgage interest income	1,309	276
Commission income	2	45
Other income	55	30

Total Revenue	7,445	1,848
Cost of sale
Commission expense	2,922	653
Warehouse interest expense	1,259	200
Other closing expenses	256	116

Total cost of sales	4,437	969

Gross profit	3,008	879

Operating expenses
Salaries and wages	1,216	343
Occupancy	143	32
General and administrative	481	236
Loss from real estate owned	—	172

Total expenses	1,840	783

	Three Months Ended
	March 31,

	2003	2002

Income from operations	1,168	96
Other income (losses)	7	4

Income before provision for income taxes	$1,175	$100

Provision for income tax	470	43

Net Income	$705	$57

March 31, 2003

Balance Sheet Data:
Cash and cash equivalent	$—
Restricted cash	1,469
Loans held for sale	61,832
Total assets	64,956
Total liabilities	60,786
Preferred stock	—
Total stockholders’ equity	4,170

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

At March 31, 2003 we had a book overdraft of $671,010. This is primarily result of timing of the settlement of loans originated through our own funds, which were sold on March 31, 2003 and for which the sale proceeds were posted to our account on April 1 and 3, 2003.

On March 21, 2003 we were required to buy back $4.3 million outstanding balance of loans funded through Imperial Warehouse Finance as the warehouse lender discontinued its operations and the facility was terminated. During first quarter 2003, we also bought back from IMPAC Warehouse Lending Group $1.3 million of loans aged over 90 days. Subsequently, all of these loans except for $1.1 million of FHA loans which are pending final MI Certification from HUD were sold for cash. We borrowed $1.8 million from related parties to buy back loans from Imperial Warehouse Finance. We have subsequently repaid these loans in full. We also maintain an unsecured bank line of credit without a stated expiration date at the bank’s prime rate (4.25% at March 31, 2003), plus 2.5% per annum. As of March 31, 2003 we utilized the entire line.

Warehouse credit facility — As of December 31, 2002, we had two warehouse credit facilities to finance the funding of our loan originations. After funding the loans, we sell our mortgage loans within two or three months of origination and pay down the warehouse credit facilities with the proceeds. Both of these warehouse facilities were structured as repurchase agreements, where the warehouse will provide the funds for origination of loans and will hold the collateral until we repurchase the loans to sell them to the investors. Under terms of such an agreement, the investor would send the purchase proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

One of our warehouse lenders, Imperial Warehouse Finance, ceased its operations in March 2003. In May 2003 we established a new repurchase facility with Countrywide Home Loans for total amount of up to $50 million. This facility is structured as an early purchase plan, where the funds can be used to originate loans which will be sold to Countrywide Home Loans. This facility contain a sub-limit for various categories of loans such as “wet” funding (loans for which the collateral custodian has not yet received the related loan documents) or Alt-A loans and has a six month term. Our other warehouse facility has a one-year term.

Our warehouse credit facility with IMPAC Warehouse Lending Group accrues interest at a rate based upon prime rate plus a specified spread— currently 1% for all loans less than 60 days old and 3% for loans aged over 60 days. As of March 31, 2003 we were in compliance with all covenants of our warehouse agreement. The new Early Purchase Plan with Countrywide Home Loans has a cost of borrowing equal to 1 month LIBOR (currently 1.31%) plus 2%.

The following is a summary of terms and material information about each of our warehouse facilities as of March 31, 2003.

Warehouse Lender	IWF	IWLG
Total Facility Amount	Discontinued	50,000,000
Permissible Temporary Bulge	0	20,000,000
Expiration Date	N/A	Upon notice

Imperial Warehouse Finance (IWF). This line was discontinued as of March 21, 2003. and we have settled all of our outstanding loans on this warehouse line.

IMPAC Warehouse Lending Group (IWLG). The financing for mortgage loans under this facility includes allowance for additional funding for amounts of loans committed to sale to IMPAC Funding Corporation a sister company of IWLG. As of March 31, 2003 we had an outstanding balance of $58.1 million on this line.

Countrywide Home Loans (CHL). This facility is structured as an early purchase plan and will be used for loans that we intend to sell to Countrywide Home Loans. Under terms of this facility, we are obligated to repurchase any loan which does not match CHL’s investment guideline. declination by CHL to purchase a loan does not effect saleability of such a loan to other investors.

However, we may be required to use our own funds to repurchase the loan or arrange for a transfer of those loans to other warehouse facilities within three business days.

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

As of March 31, 2002 we held $25 million in loans which had not be committed for sale. Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

The following table summarizes impact of — 100 basis points (bps), -50 bps, 50 bps and 100 bps change in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from uncommitted loans.

Change in Interest Rate (bps)	-100	-50	0	50	100
Change in Revenue from sale of Uncommitted Loans ($000)	625	312	0	-312	-625

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

RISK FACTORS

In addition to the other information in this report, the following factors should be considered in evaluating us and our business.

Risks Related to Our Business

We finance borrowers with lower credit ratings. The subprime loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we are required to repurchase

     We are in the business of originating and selling conforming and non-conforming mortgage loans, which include subprime mortgage loans. Non-conforming mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the mortgage loan. Also, our cost of financing a delinquent or defaulted mortgage loan is generally higher than for a performing mortgage loan. We bear the risk of delinquency and default on mortgage loans beginning when we originate them and continuing even after we sell loans. We also reacquire the risks of delinquency and default for mortgage loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent on the loan for the first 90 days after transfer date, or in any sale (or securitization if we engage in securitizations in the future) if the loan materially violates our representations or warranties. At December 31, 2001, mortgage loans held for sale included approximately $750,000 of loans to be repurchased. There were no such loans to be repurchased at December 31, 2002. At March 31, 2003, there were $2.8 million of loans to be repurchased. At December 31, 2001, our provision of loss for loans to be repurchased was $195,000; it was zero at December 31, 2002. The provision at March 31, 2003 was also zero due to the fact that we do not expect there will be losses from any said repurchase obligation.

     We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing, our business, financial condition, liquidity and results of operations could be significantly harmed.

Any substantial economic slowdown could increase delinquencies, defaults and foreclosures and reduce our ability to originate loans

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

An increase in interest rates could result in a reduction in our mortgage loan origination volumes, an increase in delinquency, default and foreclosure rates and a reduction in the value of and income from our loans

     The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate mortgage loans because refinancing an existing mortgage loan would be less attractive and qualifying for a purchase mortgage loan may be more difficult.

•	Existing borrowers with adjustable-rate mortgages may incur higher monthly payments as the interest rate increases, which may lead to higher delinquency and default rates.

•	If prevailing interest rates increase after we fund a mortgage loan, the value that we receive upon the sale or any securitization of the mortgage loan decreases.

•	The cost of financing our mortgage loans prior to sale is based primarily upon the prime rate of interest. The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first two or three years. If the prime rate of interest increases after the time of loan origination, our net interest income—which represents the difference between the interest rates we receive on our mortgage loans pending sale and our prime rate-based cost of financing such loans—will be reduced.

     Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

We face intense competition that could adversely impact our market share and our revenues

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

Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business

     Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the three months ended March 31, 2003 and the years ended December 31, 2001 and 2002, approximately 93%, 94% and 91%, respectively, of the loans we originated were collaterized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

Our business requires a significant amount of cash and if it is not available our business will be significantly harmed

     Our primary source of cash are our existing warehouse credit facilities and the proceeds from the sales of our mortgage loans. We require substantial cash to fund our mortgage loan originations, to pay our mortgage loan origination expenses and to hold our mortgage loans pending sale. Our warehouse credit facilities also require us to observe certain financial covenants, including the maintenance of certain levels of cash and general liquidity.

     As of March 31, 2003, we financed substantially all of our existing loans through two separate warehouse credit facility. The provider of one of these facilities discontinued its operations in April 2003 and we entered into an additional facility in May 2003. Our existing facilities are cancelable by the lender for cause at any time and has a renewable, one-year term. We are negotiating new facilities with separate lenders with total credit line availability exceeding that of the terminated line. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

     In addition, during the three months ended March 31, 2003 and the years ended December 31, 2000, 2001, and 2002, we had negative operating cash flow of approximately $21 million, $11 million, $3 million, and $67 million, respectively, which resulted from the use of approximately $192 million, $54 million, $161 million, and $358 million, respectively, of cash for new loan originations offset by cash proceeds from the sale of loans of $172 million, $43 million, $158 million, and $290 million, respectively. The timing of our mortgage loan dispositions (which are periodic) is not always matched to the timing of our expenses (which are continuous). This requires us to maintain significant levels of cash to maintain acceptable levels of liquidity. Any decrease in demand in the whole mortgage loan market such that we are unable to timely and profitably sell our mortgage loans would inhibit our ability to meet our liquidity demands.

Our existing warehouse credit facilities contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues

     Our existing warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Our existing agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

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

If we do not manage our growth effectively, our financial performance could be harmed

     In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2001, we had 18 employees, and by March 31, 2003, we had more than 84 employees. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

The inability to attract and retain qualified employees could significantly harm our business

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

An interruption in or breach of our information systems may result in lost business

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

Terrorist attacks or military actions may adversely affect our financial results

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

The success and growth of our business will depend upon our ability to adapt to and implement technological changes

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

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease

     A significant majority of our originations of mortgage loans comes from independent brokers. In 2001, 79% of our loan originations were originated through approximately 100 brokers. In 2002, 80% of our loan originations were originated through approximately 150 brokers. For the three months ended March 31, 2003, 83% of our loan obligations were originated through approximately 140 brokers; one broker represented approximately 19% of our loan originations and no other broker represented more than 5% of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

Our financial results fluctuate as a result of seasonality and other timing factors, which makes it difficult to predict our future performance and may affect the price of our common stock

     Our business is generally subject to seasonal trends. These trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry. Further, if the closing of a sale of mortgage loans is postponed, the recognition of gain from the sale is also postponed. If such a delay causes us to recognize income in the next quarter, our results of operations for the previous quarter could be significantly depressed. If our results of operations do not meet the expectations of our stockholders and securities analysts, then the price of our common stock may decrease.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees

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

Defective mortgage loans may harm our business

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

If the prepayment rates for our mortgage loans are higher than expected, our results of operations may be significantly harmed

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

Statutory and Regulatory Risks

The nationwide scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels

     Because we originate mortgage loans on a national basis, we must comply with a multitude of extensive federal and state laws and regulations, as well as judicial and administrative decisions of all jurisdictions. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict subprime mortgage loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. At the federal level, these laws and regulations include:

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

     On July 1, 2002, “predatory” lending legislation of the type described above became effective in California. As with other “predatory” lending laws, the California legislation imposes restrictions on loans which exceed “points and fees” or APR thresholds defined in the law. As of the date of this report, this law had not had, and in the future we do not expect it to have, a significant impact on the value or volume of our loan production in California.

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

Stockholder refusal to comply with regulatory requirements may interfere with our ability to do business in certain states

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

We may be subject to fines or other penalties based upon the conduct of our independent brokers

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

When we are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, we may be unable to compete effectively with financial institutions that are exempt from such restrictions

     The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the loan. A prepayment penalty payable by a borrower who repays a loan earlier than expected helps offset the reduction in value resulting from the early payoff. Consequently, the value of a mortgage loan is enhanced to the extent the loan includes a prepayment penalty, and a mortgage lender can offer a lower interest rate and/or lower loan fees on a loan which has a prepayment penalty. Prepayment penalties are an important feature to obtain value on certain of the mortgage loans we originate.

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

The increasing number of federal, state and local “anti-predatory lending” laws may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans and could increase our cost of doing business

     In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending practices. These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate (“APR”) exceeds specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of mortgage loans, regardless of whether a purchaser knew of or participated in the violation.

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

Licensing

     As of the date of this report, we were licensed (or exempt from licensing requirements) by the relevant governmental agencies in about 36 states and in the District of Columbia to originate first and second priority mortgages.

Risks Related to Our Capital Structure

There is no assurance of an established public trading market

     Although our common stock trades on the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. Nasdaq has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes can not be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq’s automated quotation system (the “Nasdaq Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for the Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

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

Sales of additional common stock may adversely affect our market price

     The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. As of the date of this prospectus, Raymond Eshaghian, our Chief Executive Officer, beneficially owns 9,500,000 shares of our common stock and four other stockholders, including M. Aaron Yashouafar, one of our directors, beneficially own 5,000,000 shares of our common stock, and these five stockholders have the right to require us to register their respective shares. The sale of a large amount of shares by one or more of the five stockholders, or the perception that such sales may occur, could adversely affect the market price for our common stock. In addition, we expect that the legal, accounting, and other costs associated with the registration of those shares will be substantial.

Our common stock is considered a "penny stock”

     Our common stock is considered to be a “penny stock” because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than five dollars (5.00) per share; or (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

Broker-dealer requirements may affect trading and liquidity

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

The shares of our common stock will be subordinate to the rights of our wholly owned operating subsidiary’s existing and future creditors

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

Control by officer, director and majority stockholder

     We are controlled by Raymond Eshaghian, who beneficially owns 64.0% of our outstanding common stock as of March 31, 2003. Mr. Eshaghian serves as our Chief Executive Officer and a member of our Board of Directors. As a result, Mr. Eshaghian is able to (i) elect a majority of our Board of Directors, (ii) approve the sale of our assets, mergers and other business combination transactions and (iii) direct and control our operations, policies, and business decisions.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price

     Some of the provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a — 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of filing of this report (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)  Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Registrant is a party to other litigation and claims, which are normal in the course of its operations. While the results of such other litigation and claims cannot be predicted with certainty, the Registrant believes the final outcome of such other matters will not have a material adverse effect on the Registrant.

Please refer to the Registrant’s annual report on Form 10-KSB for the year ended December 31, 2002 regarding other litigation and claims.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2002, the Registrant issued a warrant for 163,635 shares of its common stock to Jenson Services, Inc. in conjunction with the reorganization pursuant to which The Mortgage Store Financial, Inc. became a wholly-owned subsidiary of the Registrant. The exercise price of the warrant was $0.05 per share and the term of the warrant was five years from the date of issuance. In February 2003, Jenson Services, Inc. exercised the warrant in full, and the aggregate proceeds upon the exercise of the warrant and issuance of the underlying shares of common stock was $8,182 in cash, which is being used by the Registrant for additional working capital.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5: OTHER INFORMATION

401(k) Plan

Beginning in 2003, the Registrant initiated a contributory retirement plan (the “401(k) Plan”) for all full time employees age 21 and older with at least 90 days of service, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Code. The 401(k) Plan provides that each participant may contribute up to 15% of his or her salary and the Registrant may make a contribution equal to a percentage of salary contributed by the participant to his or her plan account at the end of each plan year. Under the 401(k) Plan, employees may elect to enroll on the first day of the month following eligibility, provided that they have been employed by the Registrant for at least 90 days.

Subject to the rules for maintaining the tax status of the 401(k) Plan, an additional Registrant contribution may be made at the Registrant’s discretion. The Registrant’s matching contributions might be made at the discretion of the Registrant and the Board of Directors after the end of the fiscal year. The Registrant has made no contributions in the past and there is no current plan to make any such contribution for this year.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the three-month period ending March 31, 2003, the Registrant filed one current report on Form 8-K/A.

On January 21, 2003, under Item 7 — Amending the current report of Form 8-K filed on November 28, 2002 and amended on December 6, 2002 (i) to provide the balance sheets of The Mortgage Store Financial, Inc. as of September 30, 2002 and December 31, 2001, and the related statements of income, shareholders’ equity and cash flows for the nine month periods ended September 30, 2002 and 2001 and for the years ended December 31, 2001 and 2000, and (ii) to provide the pro forma combined balance sheet of TMSF Holdings, Inc. and The Mortgage Store Financial, Inc. as of September 30, 2002 and the pro forma combined statement of operations of TMSF Holdings, Inc. and The Mortgage Store Financial, Inc. for the nine months ended September 30, 2002 and the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMSF HOLDINGS, INC.

/s/ Masoud Najand Masoud Najand Chief Financial Officer

Date: May 14, 2003

CERTIFICATION

I, Raymond Eshaghian, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of TMSF Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Raymond Eshaghian Raymond Eshaghian Chief Executive Officer May 14, 2003

CERTIFICATION

I, Masoud Najand, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of TMSF Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Masoud Najand Masoud Najand Chief Financial Officer May 14, 2003