Form 10-Q
period 2003-06-30
TMSF HOLDINGS INC
filed 2003-08-19
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-QSB

____________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 0-28325

TMSF HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of other jurisdiction of incorporation or organization)

____________________

87-0642252
(I.R.S. Employer Identification No.)

727 West Seventh Street Suite 850 Los Angeles, CA 90017
(Address of principal executive office)

(213) 234-2400
(Registrant's telephone number, including area code)

____________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Common Stock outstanding as of August 13, 2003: 15,000,000

TABLE OF CONTENTS

		Pa	ge
		Nu	mber
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheet as of June 30, 2003 (unaudited)	3
	And December 31, 2002
	Consolidated Statement of Operation for the three months	5
	ended June 30, 2003 (unaudited) and 2002 (unaudited) and six
	months ended June 30, 2003 (unaudited) and 2002 (unaudited)
	Consolidated Statement of Cash Flow for the six months ended	6
	June 30, 2003 (unaudited) and 2002 (unaudited)
Item 2	Management Discussion and Analysis of Financial Condition	17
	and Results of Operation
Item 3	Controls and Procedures	47
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	47
Item 2	Changes in Securities and Use of Proceeds	47
Item 3	Defaults Upon Senior Securities	47
Item 4	Submission of Matters to a Vote of Securities Holders	47
Item 5	Other Information	48
Item 6	Exhibits and Reports on Form 8-K

TMSF HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2002 and June 30, 2003 (unaudited)

ASSETS
	June 30,	December 31,
	2003	2002

	(unaudited)
Current assets
Cash and cash equivalents	$ 2,668,623	$ 732,482
Mortgage loans held for sale	55,997,202	83,081,540
Other receivables	505,364	--
Prepaid expenses	82,756	209,061
Income tax receivable	160,869	159,000
Employee advances	61,174	98,786

Total current assets	59,475,988	84,280,869

Restricted cash	816,714	1,520,741
Property and equipment, net	440,326	265,504
Deposits and other assets	111,222	238,011

Total assets	$60,844,250	$86,305,125

The accompanying notes are an integral part of these financial statements

TMSF HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2002 and June 30, 2003 (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
	June 30,	December 31,
	2003	2002

	(unaudited)
Current liabilities
Warehouse lines of credit	$ 52,745,254	$ 81,261,337
Accounts and other payables	406,316	566,371
Accrued income taxes	830,000
Escrow funds payable	32,653	466,070
Accrued expenses	79,572	53,882
Deferred tax liability	317,000	500,000

Total current liabilities	54,410,795	82,847,660

Convertible, subordinated note payable
related party	2,000,000

Total liabilities	56,410,795	82,847,660

Commitments
Preferred stock, $0.001 par value
10,000,000 shares authorized
no shares issued and outstanding

100,000,000 shares authorized
15,000,000 (unaudited) and 14,836,365
shares issued and outstanding	15,000	14,836
Additional paid-in capital	3,043,182	3,035,164
Retained earnings	1,375,273	407,465

Total shareholders' equity	4,433,455	3,457,465

Total liabilities and shareholders' equity	$ 60,844,250	$ 86,305,125

The accompanying notes are an integral part of these financial statements

TMSF HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF INCOME
December 31, 2002 and June 30, 2003 (unaudited)

June 30		December 31
	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income
Income from sale of
mortgage loans	$4,787,949	$ 2,508,093	$10,872,472	$ 4,588,133
Mortgage interest income	825,967	975,923	2,134,667	699,636
Escrow service income	44,997	--	94,589
Commission fee income	19,448	10,380	21,925	55,191

Total loan income	5,678,361	3,494,396	13,123,653	5,342,960

Costs of loan origination
and sale of mortgages,	83,289	80,168	188,844	149,234
Appraisals	2,009,949	1,354,207	4,931,897	2,007,148
Commissions	39,036	16,335	73,757	25,899
Credit reports	178,618	32,773	248,239	58,754
Other costs	49,399	35,459	95,398	47,599
Warehouse fees
Warehouse Interest expense	626,410	504,091	1,885,684	703,601

Total costs of loan origination
and sale of mortgages	2,986,701	2,023,033	7,423,819	2,992,235
Gross profit	2,691,660	1,471,363	5,699,834	2,350,725
Operating expenses	2,255,907	982,995	4,096,286	1,766,139
Income from operations	435,753	488,368	1,603,548	584,586

Other income
Interest income	3,350	2,120	8,049	6,212
Other income	47		2,211
Total other income	3,397	2,120	10,260	6,212

Income before provision
for income taxes	$439,150	$ 490,488	$1,613,808	$ 590,798
Provision for income taxes	176,000	196,000	646,000	239,000

Net income	263,150	294,488	967,808	351,798
Less preferred stock
dividends
		49,122		112,497
Net income available to
common shareholders	$263,150	$ 245,366	$967,808	$ 239,301
Basic and fully diluted
earnings per share	$0.02	$ 21.81	$0.06	$ 31.91
Basic and fully diluted
weighted-average
common shares
outstanding	15,000,000	11,250	14,968,358	7,500

The accompanying notes are an integral part of these financial statements

TMSF HOLDINGS, INC. AND SUBSIDIARY
STATEMENT OF CASH FLOW
December 31, 2002 and June 30, 2003 (unaudited)

	2003 (unaudited)	2002 (unaudited)
Cash flows from operating activities
Net income	$ 967,808	$ 351,798
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	42,946	16,770
Bad debt expense	25,954
Deferred income taxes		(66,000)
(Increase) decrease in
Mortgage loans held for sale	27,084,338	(7,831,604)
Prepaid expenses	126,305	(240,239)
Employee advances	(493,706	(20,840)
Deposits and other assets	124,920	(1,145,404)
Increase (decrease) in
Accounts and other payables	(593,472	395,435
Accrued expenses	25,690	108,029
Income tax payable	830,000	214,579
Deferred tax liability	(183,000	(2,000)
Net cash provided by (used in) investing activities	27,957,783	(8,219,476)
Cash flows from investing activities
(Increase) decrease in restricted cash	704,027	(278,887)
Purchase of property and equipment	(217,768	(64,407)
Net cash provided by (used in) investing activities	486,259	(343,294)
Cash flows from financing activities
Warehouse lines of credit	(28,516,083	8,107,634
Proceeds from note payable	2,000,000
Dividends paid to preferred shareholders		(112,497)
Issuance of preferred stock		206,250
Issuance of common stock	8,182
Net cash provided by (used in) financing activities	(26,507,901	8,201,387
Net increase (decrease) in cash and cash equivalents	$ 1,936,141	$ (361,383)
Cash and cash equivalents, beginning of period	732,482	1,248,803
Cash and cash equivalents, end of period	$ 2,668,623	$ 887,420
Supplemental disclosures of cash flow information
Interest paid	$ 5,899
Income taxes paid		$ 44,502

The accompanying notes are an integral part of these financial statements

TMSF HOLDINGS, INC. AND SUBSIDIARY
Notes to Condensed, Consolidated Financial Statements
JUNE 30, 2003 AND 2002 (UNAUDITED)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the six months ended June 30, 2003 and 2002 were $8,806 (unaudited) and $9,609 (unaudited), respectively.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. At December 31, 2002 and June 30, 2003, the net deferred tax liability is a result of the use of differing depreciation methods between financial and tax reporting purposes, and the use of the accrual method of accounting for financial reporting purposes and the cash basis for tax reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

At December 31, 2002 and June 30, 2003, the Company maintained cash balances with banks totaling $3,488,270 and $2,968,942 (unaudited), respectively, in excess of federally insured amounts of $100,000 per bank.

Major Customers

During the six months ended June 30, 2003, the Company sold 51% (unaudited), 20% (unaudited), and 15% (unaudited) of its mortgage loans to three institutional investors (unaudited).

Market Risk

The Company is involved in the real estate loans market. Changes in interest rates or other market conditions within the real estate loans market may have a significant effect on the volume and profitability of the business of the Company.

Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company’s statements of earnings, financial position, or cash flow.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect adoption of SFAS No. 150 to have a material impact on the Company's statements of earnings, financial position, or cash flow.

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a certain percentage, usually 1% of the outstanding balance, on reserve. The Company does not have access to these funds. Such cash balances at December 31, 2002 and June 30, 2003 aggregated to $1,054,421 and $784,061 (unaudited), respectively.

The Company also maintains an escrow account in a financial institution for funds that are to be reimbursed to borrowers when the escrow closes. Cash balances in the escrow account at December 31, 2002 and June 30, 2003 were $466,320 and $32,653 (unaudited), respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and June 30, 2003 consisted of the following:

	June 30,		December
	2003		2002
	(unaudit	ed)

Furniture and fixtures	$87,081		$54,739
Office equipment	136,958		108,318
Computer equipment	308,282		151,496
Leasehold improvements	20,000		20,000
	552,321		334,553

Less accumulated depreciation and amortization	111,995		69,049

Total	$440,326		$265,504

Depreciation and amortization expense was $42,946 (unaudited) and $16,770 (unaudited) for the six months ended June 30, 2003 and 2002, respectively.

NOTE 5 — CONVERTIBLE, SUBORDINATED NOTE PAYABLE — RELATED PARTY

At June 30, 2003, the Company owed $2,000,000 (unaudited) to shareholder. The note payable bears interest at 15% per annum and is due and payable on May 31, 2006. The note payable and all accrued interest are convertible into shares of common stock at the sole option of the shareholder at a rate of $0.70 per share. The note payable is subordinated to all of the Company’s creditors. As of June 30, 2003, a beneficial conversion feature on the note was not exercised.

NOTE 6 — WAREHOUSE LINES OF CREDIT

The Company maintains a warehouse line of credit with a financial institution, which is subject to renewal on an annual basis. Advances are received by the Company up to a maximum of $50,000,000 based upon a specified percentage of mortgage loans, which are pledged as collateral, and interest accrues at prime (4% at June 30, 2003 and 4.25% December 31, 2002), plus 0.5% per annum.

In addition, the financial institution may allow at its discretion additional borrowings up to $20,000,000 as an over-advance facility. As of December 31, 2002 and June 30, 2003, the Company borrowed $15,257,436 and $0 (unaudited), respectively, under this over-advance facility. Advances are due upon the earlier of the sale of the mortgage loans that are pledged as collateral or a specified period of time from the date on which the advance was received. The warehouse line of credit is guaranteed by the shareholder and contains a financial covenant concerning a minimum net worth of $3,438,870. At December 31, 2002 and June 30, 2003, the Company was in compliance with such covenant.

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender in excess of a specified percentage of the loan amount agreed upon by the warehouse lenders. At December 31, 2002 and June 30, 2003, the pledged amounts aggregated to $1,054,421 and $784,061 (unaudited), respectively.

During the six months ended June 30, 2003, the Company secured a second warehouse line of credit with one of its investors. The Company may borrow up to $50,000,000 to fund mortgage loans that meet the investor’s criteria. Interest accrues at the London Inter-Bank Offering Rate (1.12% at June 30, 2003), plus 2% for conforming loans and 2.125% for expanded and jumbo loans. Advances are due upon the sale of the mortgage loans that are pledged as collateral. The warehouse line of credit is guaranteed by the majority shareholder of the Company and contains financial covenants concerning a minimum net worth of $3,500,000 and minimum liquidity of $850,000 in cash and cash equivalents. At June 30, 2003, the Company was in compliance with such covenants. The warehouse line of credit is subject to renewal in October 2003. In connection with this facility, the Company is also required to maintain a minimum of $350,000 in a cash account with the lender. As of June 30, 2003, the balance in this account was $350,000.

The outstanding balance on the warehouse lines of credit at December 31, 2002 and June 30, 2003 was $81,261,337 and $52,745,254 (unaudited), respectively.

NOTE 7 — BANK LINE OF CREDIT

The Company maintains an unsecured bank line of credit without a stated expiration date. The Company may borrow up to $50,000. Borrowings bear interest at the bank’s prime rate (4% at June 30, 2003 and 4.25% December 31, 2002), plus 2.5% per annum. The bank line of credit was unused at December 31, 2002 and June 30, 2003.

NOTE 8 — COMMITMENTS

Leases

The Company leases its office facilities from its shareholder, which expires in August 2007. In addition, the Company leases a copier and vehicles under non-cancelable operating leases with a third party, which expire through October 2005. The Company is required to pay for taxes, insurance, and maintenance. Future minimum lease payments under these non-cancelable operating leases as of June 30, 2003 were as follows:

12 Months
Ending	Related
June 30,	Party	Other	Total

Year 2004	$243,000	$ 25,090	$268,090
Year 2005	243,000	19,239	262,239
Year 2006	243,000	~	243,000
Year 2007	243,000	~	243,000
Year 2008	40,500	~	40,500

Total	$1,012,500	$ 44,329	$1,056,829

Rent expense was $216,504 (unaudited) and $69,791 (unaudited) for the six months ended June 30, 2003 and 2002, respectively. Rent paid to the shareholder for the six months ended June 30, 2003 and 2002 amounted to $133,468 (unaudited) and $0 (unaudited), respectively.

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

NOTE 8 – COMMITMENTS (Continued)

Mortgage Loan Purchase Agreements (Continued)

During the three and six months ended June 30, 2003 and 2002, the Company recorded losses of $0 (unaudited), $164,343, (unaudited), $0 (unaudited), and $188,343 (unaudited), respectively, with regard to repurchased loans and the real estate owned, which are included in operating expenses on the accompanying statements of income.

NOTE 9 — SHAREHOLDER’S EQUITY

Preferred Stock

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

Stock Options

In June 2003, the Company approved the issuance of stock options to a director. The agreement grants the director stock options to purchase 750,000 shares of common stock at an exercise price of $1 per share. The options vest in 24 equal installments, commencing in December 2003, and expire in five years. The fair value of the options was estimated at $202,500 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 4%, expected volatility of 50%, and a dividend yield of 0%.

Note - 10; INCOME TAXES

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the six months ended June 30, 2003 and 2002:

	2003		2002
	(unaudite	d)	(unaudite	d)
Current
Federal	$666,000		$242,000
State	164,000		65,000

	830,000		307,000
Deferred
Federal	(163,000)		(62,000)
State	(21,000)		(6,000)

	(184,000)		(68,000)

Provision for (benefit from)
income taxes	$646,000		$239,000

At December 31, 2002 and June 30, 2003, components of net deferred tax assets (liabilities) in the accompanying balance sheet include the following amounts of deferred tax liabilities:

	June 30	December	31,
	2003	2002
	(unaudited)
Deferred tax asset (liability)
Current expenses	$ (450,000	$(600,000)
Accounts and other payables
And accrued expenses	31,000	37,000
Contribution carryover	19,000	19,000
State taxes	83,000	34,000
Net operating losses		10,000

Net deferred tax asset (liability)	$ (317,000)	$(500,000))

NOTE -10; INCOME TAXES (Continued)

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the six months ended June 30, 2003 and 2002:

	2003	2002
	(unaudited)
Federal tax on pretax income at statutory rates	$548,000	$201,000
State tax, net of federal benefit	95,000	35,000
Other	3,000	3,000

Total	$646,000	$239,000

NOTE 11 — RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2003 and 2002, the Company paid $0 (unaudited), $10,000 (unaudited), $0 (unaudited), and $30,000 (unaudited), respectively, for consulting expenses to a company owned by a relative of the principal shareholder and $30,000 (unaudited), $30,000 (unaudited), $25,000 (unaudited), and $30,000 (unaudited), respectively, for marketing expenses to a company owned by a relative of the principal shareholder. In addition, during the three and six months ended June 30, 2003 and 2002, the Company paid consulting expenses of $0 (unaudited), $0 (unaudited), $66,250 (unaudited), and $0 (unaudited), respectively, to a director. The Company also leases its office facilities from the shareholder (see Note 8).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-QSB.

This quarterly report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors — many of which are beyond our control — could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors, include, among others certain credit, market, operational, liquidity and interest rate risks associated with our business and operations, changes in business and economic conditions, accounting estimates and judgments and legislation including the Sarbanes-Oxley Act of 2002. These risk factors are not exhaustive, and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors” and elsewhere in this quarterly report.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made.

General

We are a financial holding company that through our wholly owned subsidiary, The Mortgage Store Financial, Inc. is engaged in nationwide mortgage banking to originate, finance, and sell conforming and non-conforming mortgage loans secured by single-family residences.

We originate our loans primarily through independent mortgage brokers across the United States and, to a lesser extent, through our direct sales force in our retail offices. We primarily sell our loans in whole loan transactions and currently do not retain any interest in the servicing of the loans.

Revenue Model

Our operations generate revenues in three ways:

     Income from sales of loans. We generate income from selling the loans we originate for a premium to investors in the secondary      market. This accounts for a substantial percentage of our revenues.
     Mortgage interest income. We earn mortgage interest income on loans held for sale from the time we originate the loan until the      time we sell the loan. This income is partially offset by our borrowing costs under our warehouse borrowing facilities.
     Commission fee income. To a lesser extent we generate commission fee income from our retail origination and lending activities.

Financial Highlights

Our operations consist primarily of originating loans that we pool and sell in the secondary markets. We analyze and group our loans together to maximize our profit from the sale of each class of mortgages. To date all of our loan sales are structured as whole loan sales where we dispose of our entire interest in the loans and produce immediate cash revenues. However, in the future we may determine that other strategies such as securitization or retaining servicing rights may be more profitable and we may begin to engage in those activities.

Our recent financial highlights include:

• Loan originations. For the three months ended June 30, 2003 we funded $143.4 million of loans compared to $65.5 million for the same period in 2002. Our wholesale channel, which originates loans through independent mortgage brokers, originated 101.2 million of loans in second quarter 2003 and $54.4 million in comparable period in 2002.

• Whole loan sales — cash income from sale. For the quarter ended June 30, 2003 we sold $154.7 million of loans compared to $88.5 million during comparable period in 2002. Our revenue from sales of loan increased 91% to $4.8 million during three months ended June 30, 2003 compared to $2.5 million for the same period in 2002. The weighted average premium collected from sales of loans in this period was 2.2% compared to 2.1% in 2002.

Accounting for Our Loan Sales

When we sell our mortgage loans in whole loan sale transactions, we dispose of our entire interest in the loans. We recognize revenue at the time of the sale of loans. The revenue consists of pricing premiums from sales less cost of financing origination of loans. The lender and retail origination fees are also recognized at the time we sell the loans. Lender fees and origination fees that are payable to third party brokers and which are paid by borrowers on mortgage loans held for sale are deferred as a balance sheet item and are recaptured as revenue in the statements of operations when the related loans are sold.

We separately record mortgage interest income on loans we hold from the date of origination to the date of sale.

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

  Income from sale of mortgage loans
  Provision for losses
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

The following table sets forth our results of operations as a percentage of total revenue for the three months and six months ended June 30, 2002 and 2003:

	2003	2002	2003	2002
Revenue

Income from sales of loans	84.33%	71.78%	82.81%	74.97%
Mortgage interest income	14.55%	27.93%	16.27%	23.44%
Commission income	0.33%	0.29%	0.16%	1.03%
Other income	0.79%	0.00%	0.76%	0.56%
Total Revenue	100.00%	100.00%	100.00%	100.00%

Cost of sale
Commission expense	35.40%	38.75%	37.58%	37.57%
Warehouse interest expense	11.03%	14.42%	14.36%	13.18%
Other closing expenses	6.16%	4.72%	4.62%	5.26%
Total cost of sales	52.59%	57.90%	56.56%	56.01%

Gross profit	47.41%	42.10%	43.44%	43.99%

Operating expenses
Salaries and wages	24.71%	15.34%	19.96%	16.45%
Occupancy	2.55%	1.09%	2.19%	1.31%
General and administrative	12.47%	11.25%	9.06%	11.77%
Loss from real estate owned	0.00%	0.46%	0.00%	3.52%
Total expenses	39.73%	28.13%	31.21%	33.06%

Income from operations	7.68%	13.97%	12.22%	10.93%

Other income (losses)	0.05%	0.06%	0.08%	0.11%

Income before tax	7.73%	14.02%	12.30%	11.04%

Results of operations for three months ended June 30, 2003 compared to the same period in 2002

Revenue

Total revenue. Total revenue increased 62.5% from $3.5 million for three months ended June 30, 2002 to $5.7 million for the three months ended June 30, 2003. This increase was due to increases in income from sales of loans of $4.8 million and mortgage interest income of $0.8 million.

Income from sales of loans. Income from sales of loans increased 90.9% from $2.5 million for the three months ended June 30, 2002 to $4.8 million for the same period in 2003 due to higher volume of whole loan sales in 2003 as compared to 2002. Total whole loan sales increased 75% from 88.6 million for the three months ended June 30, 2002 to $156 million for the same period in 2003. This increase was due to increased loan originations during the six months ended June 30, 2003 compared to the same period in 2002. The weighted average premium for whole loan sales was 2.2% for loans sold in the three months ended June 30, 2003 compared to 2.1% for comparable period in 2002.

Interest income on loans held for sale. Mortgage interest income decreased 15.4% from $976,000 for the three months ended June 30, 2002 to $826,000 for the comparable period in 2003. The decrease in interest income was due to decrease in the average mortgage rates for loans originated in the first and second quarters of 2003 compared to same periods in 2002, while our average inventory of mortgage loans increased in three months ended June 30, 2003 compared to the same period in 2002.

Commission fee income. To lesser extent, we earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans are recognized at the time of sale of those mortgage loans. Commission fee income increased from $10,000 for the three months ended June 30, 2002 to $19,000 for the three months ended June 30, 2003.

Other Income. Income from our escrow division was $45,000 for the three months ended June 30, 2003. We did not have escrow income in the three months ended June 30, 2002.

Cost of sales

Commission Expense. Commission expenses for mortgage loans sold during three months ended June 30, 2003 increased 48.4% to $2.0 million from $1.4 million in the three months ended June 30, 2002. This increase was due to an increased volume of origination. Commission expense is recognized at the time of sale to correspond with the recognition of income for the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale on our balance sheet. As of June 30, 2003, we had paid $912,000 in commissions for loans held for sale.

Warehouse interest expense. Warehouse interest expense represents the interest incurred on all financing associated with use of our warehouse credit facilities during the time our loans are on the line prior to their sale. Interest expense increased 24.2% to $626,000 for the three months ended June 30, 2003 from $504,000 for the same period in 2002. The increase in interest expense was due to the increase in our volume of borrowing partially offset by lower interest rates. Our average warehouse borrowing increased 39.8% from $34.9 million for the three months ended June 30, 2002 to $48.8 million for the same period in 2003. The weighted average number of days we held loans before sale was 37 days during both the three months ended June 30, 2002 and 2003. The interest rate for one of our warehouse financing is a variable rate equal to prime rate plus 1%. The interest charge increases to prime plus 3% for loans held over 60 days. The interest rate for the second warehouse facility that we obtained during the three months ended June 30, 2003 was equal to the 1 month LIBOR rate plus 2%. During 2002, the prime rate remained constant at 4.75%. It was reduced to 4.25% in December 2002 and then to 4.0% by June 30, 2003. On June 30, 2003, the one month LIBOR rate was 1.12%.

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 112.1% to $350,000 for the three months ended June 30, 2003 from $165,000 for the comparable period in 2002. This increase reflects the additional cost related to increased volume loan origination as well as the added cost of acquiring leads for our retail mortgage origination.

Operating expenses

Total operating expenses. Total operating expenses increased 129.5% from $983,000 for the three months ended June 30, 2002 to $2.3 million for the three months ended June 30, 2003. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

Salaries and wages. Salaries and wages increased 161.8% from $536,000 for the three months ended June 30, 2002 to $1.4 million for the three months ended June 30, 2003. The increase was due to growth in the number of our employees, as well as higher commission and bonus expenses related to loan production. The total number of our employees increased by 180% from 30 at April 1, 2002 to 84 at June 30, 2003.

Occupancy. Occupancy expense increased 281.6% from $38,000 for the three months ended June 30, 2002 to $145,000 for the three months ended June 30, 2003. The increase resulted from an expansion in leased office space. In September 2002, we moved our offices to a new location to accommodate our growth and future expansion at a lower cost per square foot.

General and administrative. General and administrative expenses increased 80.2% from $393,000 for the three months ended June 30, 2002 to $708,000 for the three months ended June 30, 2003. This increase was due to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

During the three months ended June 30, 2003, we invested substantial resources in developing our retail sales division, and increased our retail origination to $42 million or 29% of total funding. Further expansion of retail loan origination capabilities is anticipated in future quarters.

Loss from real estate owned. While we sell all of our loans for a cash price with servicing rights released, under terms of our agreements with various purchasers, we make certain representations and warranties to the purchaser, which we are obligated to satisfy or correct even after completion of sale transaction. For example we agree to repurchase loans where borrowers default on their payments within 90 days from date of transfer of servicing.

As of June 30, 2003, we had not made any provision for losses. Although, we have received request from our investors to repurchase certain loans with early payment default, the management feels that each loan has sufficient coverage of mortgage insurance or owner equity that would sufficiently offset any loss arising from foreclosure sale of the real property. However, if we are required to repurchase loans in the future that may result in actual losses we will make additional provisions when we are able to effectively assess such losses. In comparison, we had recognized $16,000 losses from real estate owned for the three months ended June 30, 2002.

Provision for income tax. Provision for income tax decreased from $196,000 for the three months ended June 30, 2002 to $176,000 for three months ended June 30, 2003. This decrease was a result of our decrease in income before taxes from $490,000 for the three months ended June 30, 2002 to $439,000 for the three months ended June 30, 2003.

The following table sets forth our results of operations for the three months and six months ended June 30 for years indicated. All figures are in $000.

                                                        Three Months                                Six Months

	2003	2002	2003	2002
Revenue

Income from sales of loans	4,788	2,508	10,867	4,005
Mortgage interest income	826	976	2,135	1,252
Commission income	19	10	21	55
Other income	45	0	100	30

Total Revenue	5,678	3,494	13,123	5,342

Cost of sale
Commission expense	2,010	1,354	4,932	2,007
Warehouse interest expense	626	504	1,885	704
Other closing expenses	350	165	606	281

Total cost of sales	2,986	2,023	7,423	2,992

Gross profit	2,692	1,471	5,700	2,350

Operating expenses
Salaries and wages	1,403	536	2,619	879
Occupancy	145	38	288	70
General and administrative	708	393	1,189	629
Loss from real estate owned	0	16	0	188

Total expenses	2,256	983	4,096	1,766

Income from operations	436	488	1,604	584

Other income (losses)	3	2	10	6

Income before tax	439	490	1,614	590

Provision for income tax	176	196	646	239

Net Income	263	294	968	351

Balance Sheet Data:
Cash and cash equivalent	2,669	237
Restricted cash	816	539
Loans held for sale	55,997	31,678
Total assets	60,844	32,761
Convertible subordinated debenture	2,000	0
Total liabilities	56,411	31,243
Preferred stock	0	1,493
Total stockholder's equity	4,433	1,514
Issued and outstanding shares	15,000,000	7,500
Earning Per Share (2002 proforma based on 15 million share)	0.02	0.02

Results of operations for six months ended June 30, 2003 compared to the same period in 2002

Revenue

Total revenue. Total revenue increased 145.7% from $5.3 million for six months ended June 30, 2002 to $13.1 million for the first six months of 2003. This increase was due to increases in income from sales of loans of $10.8 million and mortgage interest income of $2.1 million.

Income from sales of loans. Income from sales of loans increased 171.3% from $4 million for the first six months of 2002 to $10.8 million for the same period in 2003 due to higher volume of whole loan sales in 2003 as compared to 2002. Total whole loan sales increased 213% from $110.5 million for the six months ended June 30, 2002 to $346.5 million for the same period in 2003. This increase was due to increased loan originations during the first and second quarters of 2003 compared to same period in 2002.

Interest income on loans held for sale. Mortgage interest income increased 70.5% from $1.3 million for the six months ended June 30, 2002 to $2.1 million for the comparable period in 2003. The increase in interest income was due to increase in the inventory of loans held for sale partially offset by lower mortgage rates for loans originated in the second quarters of 2003 compared to same periods in 2002.

Commission fee income. To lesser extent we earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans are recognized at the time of sale of those mortgage loans. Commission fee income decreased from $55,000 for the six months ended June 30, 2002 to $21,000 for the three months ended June 30, 2003.

Other Income. Income from our newly established escrow division and other misc. sources was $100,000 for the six months ended June 30, 2003 compared to $30,000 for the same period in 2002.

Cost of sales

Commission Expense. Commission expenses for mortgage loans sold during six months ended June 30, 2003 increased 145.7% to $4.9 million from $2 million in the same period in 2002. This increase was due to an increased volume of origination.

Warehouse interest expense. Warehouse interest expense increased 167.8% to $1.8 million for the six months ended June 30, 2003 from $704,000 for same period in 2002. The increase in interest expense was due to the increase in our volume of borrowing partially offset by lower interest rates.

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 115.7% to $606,000 for the six months ended June 30, 2003 from $281,000 for comparable period in 2002. This increase reflects additional cost associated with larger volume of loan origination.

Operating expenses

Total operating expenses. Total operating expenses increased 131.9% from $1.8 million for six months ended June 30, 2002 to $4.1 million for the six months ended June 30, 2003. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

Salaries and wages. Salaries and wages increased 197% from $879,000 for the six months ended June 30, 2002 to $2.6 million for the three months ended June 30, 2003. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses related to loan production. The total number of employees increased by 180% from 30 at April 1, 2002 to 84 at June 30, 2003.

Occupancy. Occupancy expense increased 311% from $70,000 for the six months ended June 30, 2002 to $288,000 for the three months ended June 30, 2003. The increase resulted from an expansion in leased office space.

General and administrative. General and administrative expenses increased 89% from $629,000 for the six months ended June 30, 2002 to $1.2 million for the three months ended June 30, 2003. This increase was due to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

Provision for income tax. Provision for income tax decreased from $239,000 for the six months ended June 30, 2002 to $646,000 for six months ended June 30, 2003. This decrease was a result of our increase in income before taxes from $590,000 for the six months ended June 30, 2002 to $1.6 million for the six months ended June 30, 2003.

Liquidity and capital resources

As a mortgage banking company, our primary cash requirements include the funding of (1) mortgage loan originations, including principal, as well as origination costs such as commissions and broker premiums, (2) interest expense on and repayment of principal on warehouse credit facilities, (3) operational expenses, and (4) tax payments. We fund these cash requirements with cash received from (1) borrowings under warehouse credit facilities, (2) loan sales, (3) mortgage interest collections on loans held for sale, (4) points and fees collected from the origination of loans, and (5) private sales of equity and debt securities.

We use warehouse credit facilities to finance a significant portion of our loan originations. It is our intention to utilize the maximum allowable leverage ratio, defined as our total liabilities divided by our stockholders’ equity, for our warehouse financing.

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

In the past, we have financed our operations through increased warehouse borrowing, additional capitalization, and cash income generated from our operations. In the future, realization of our expansion plans will depend on our ability to secure sufficient credit facilities to fund larger volumes of loans. The extent of this borrowing in turn depends on our net worth and requires certain restricted cash deposits to be maintained with the lender. In addition to cash earnings generated from our operations, we intend to increase our cash and net worth through offerings of our equity or debt securities.

On June 1, 2003 we entered into an agreement to borrow $2,000,000 in the form of a convertible subordinated note to further increase our capitalization. The three-year note, which matures on May 31, 2006, bears interest at 15% per annum payable monthly. At the option of the holder of the note, all unpaid interest and principal is convertible into shares of our common stock at $0.70 per share.

As of June 30, 2003, we had two warehouse credit facilities to finance the funding of our loan originations. After funding the loans, we sell our mortgage loans within two or three months of origination and pay down the warehouse credit facilities with the proceeds. Both of these warehouse facilities were structured as repurchase agreements, where the warehouse will provide the funds for origination of loans and will hold the collateral until we repurchase the loans to sell them to the investors. Under terms of such agreements, the investor would send the purchase proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

Our warehouse credit facility with IMPAC Warehouse Lending Group (IWLG) in the amount of $50 million accrues interest at a rate based upon prime rate plus a specified spread, which currently is 0.5% for all loans less than 60 days old and 3% for loans aged over 60 days. This facility has a one-year term. The financing for mortgage loans under this facility includes allowance for additional funding for amounts of loans committed to sale to IMPAC Funding Corporation, which is a sister company of IWLG. As of June 30, 2003 we had an outstanding balance of $29.4 million on this facility.

In May 2003, we established a new repurchase facility with (CHL) for total amount of up to $50 million. This facility is structured as an early purchase plan, where the funds can be used to originate loans which will be sold to CHL. This facility contains a sub-limit for various categories of loans such as “wet” funding (loans for which the collateral custodian has not yet received the related loan documents) or Alt-A loans and it has a six-month term. Under terms of this facility, we are obligated to repurchase any loan which does not match CHL’s investment guideline. declination by CHL to purchase a loan does not affect saleability of such a loan to other investors. However, we may be required to use our own funds to repurchase the loan or arrange for a transfer of those loans to other warehouse facilities within 3 business days. This early purchase plan with CHL has a cost of borrowing equal to the 1 month LIBOR rate (1.12% as of June 30, 2003) plus 2% and 2.125% for expanded criteria and jumbo loans. As of June 30, 2003 we had an outstanding balance of $23.3 million on this line.

The following is a summary of terms and material information about each of our warehouse facilities as of June 30, 2003:

Warehouse Lender	IWLG	CHL
Total Facility Amount	50,000,000	50,000,000
Permissible Temporary Bulge	20,000,000	0
Expiration Date	Upon Notice	10/12/03

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of June 30, 2003 we were in compliance with all covenants of our warehouse agreements with both IWLG and CHL.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for at least the next six months.

Quantitative and Qualitative Market Risk Disclosure

Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations. We may be directly affected by the level of and fluctuations in interest rates, which affects the spread between the rates of interest received on our mortgage loans and the related financing rate. Our profitability could be adversely affected during any period of unexpected or rapid changes in interest rates, by impacting the value of loans held for sale and loans sold with retained interests.

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

We use several tools and risk management strategies to monitor and address interest rate risk. Such tools allow us to monitor and evaluate our exposure to these risks and to manage the risk profile to our loan portfolio in response to changes in the market. We cannot assure you, however, that we will adequately offset all risks associated with our loans held for sale or committed.

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

As of June 30, 2002 we held $44.9 million in loans which had not been committed for sale. Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

The following table summarizes impact of — 100 basis points (bps), -50 bps, 50 bps and 100 bps change in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from uncommitted loans.

Change in Interest Rate (bps)	-100	-50	0	50	100
Change in Revenue from sale of Uncomitted Loans ($000s)	1,125	565	0	-565	-1,125

Inflation

Inflation affects us most significantly in the area of loan originations by affecting interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation.

Newly Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions is accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We do not expect adoption of SFAS No. 145 to have a material impact, if any, on our financial position or results of operations.

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

RISK FACTORS

In addition to the other information in this quarterly report on Form 10Q-SB, the following factors should be considered in evaluating us and our business.

RISKS RELATED TO OUR BUSINESS

We finance borrowers with lower credit ratings. The subprime loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we are required to repurchase

We are in the business of originating and selling conforming and non-conforming mortgage loans, which include sub-prime mortgage loans. Non-conforming mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the mortgage loan. Also, our cost of financing a delinquent or defaulted mortgage loan is generally higher than for a performing mortgage loan. We bear the risk of delinquency and default on mortgage loans beginning when we originate them and continuing even after we sell loans. We also reacquire the risks of delinquency and default for mortgage loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent on the loan for the first 90 days after transfer date, or in any sale (or securitization if we engage in securitizations in the future) if the loan materially violates our representations or warranties. At June 30, 2003, there were $2.8 million of loans to be repurchased. No provision for losses have been taken as the management believes there is sufficient equity and Mortgage Insurance coverage for offsetting any shortcomings from forced sales.

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

Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business

Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the six months ended June 30, 2003 and the years ended December 31, 2001 and 2002, approximately 93%, 94% and 91%, respectively, of the loans we originated were collaterized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

As of June 30, 2003, we financed substantially all of our existing loans through two separate warehouse credit facility. One of our existing facilities is cancelable by the lender for cause at any time and has a renewable, one-year term. The second warehouse has a term that expires October 21, 2003 and is renewable. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

In addition, while for the six months ended June 30, 2003, we had a positive cash flow of $2,000,000, and for the years ended December 31, 2000, 2001, and 2002, we had negative operating cash flow of approximately, $11 million, $3 million, and $67 million, respectively, which resulted from the use of approximately, $54 million, $161 million, and $358 million, respectively, of cash for new loan originations offset by cash proceeds from the sale of loans of, $43 million, $158 million, and $290 million, respectively. The timing of our mortgage loan dispositions (which are periodic) is not always matched to the timing of our expenses (which are continuous). This requires us to maintain significant levels of cash to maintain acceptable levels of liquidity. Any decrease in demand in the whole mortgage loan market such that we are unable to timely and profitably sell our mortgage loans would inhibit our ability to meet our liquidity demands.

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

The covenants and restrictions in our warehouse credit facilities may restrict our ability to, among other things:

incur additional debt; make certain investments or acquisitions; repurchase or redeem capital stock; engage in mergers or consolidations; finance mortgage loans with certain attributes; reduce liquidity below certain levels; and hold mortgage loans for longer than established time periods.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may significantly harm our business, financial condition, liquidity and results of operations.

If we do not manage our growth effectively, our financial performance could be harmed

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2001, we had 18 employees, and by June 30, 2003, we had more than 84 employees. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

  meet our capital needs;
  expand our systems effectively;
  allocate our human resources optimally;
  identify and hire qualified employees;
  satisfactorily perform our servicing obligations; or
  incorporate effectively the components of any businesses that we may acquire in our effort to achieve growth.

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

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease

A significant majority of our originations of mortgage loans comes from independent brokers. In 2002, 80% of our loan originations were originated through approximately 150 brokers. For the six months ended June 30, 2003, 70% of our loans were originated through approximately 2200 brokers; one broker represented approximately 13% of our loan originations and no other broker represented more than 5% of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

  compliance with laws;
  regulations and underwriting standards;
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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of mortgage loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See ” Statutory and Regulatory Risks ” below for a discussion of statutes related to prepayment penalties.

Statutory and Regulatory Risks

The nationwide scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels

Because we originate mortgage loans on a national basis, we must comply with a multitude of extensive federal and state laws and regulations, as well as judicial and administrative decisions of all jurisdictions. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict sub-prime mortgage loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. At the federal level, these laws and regulations include:

  the Equal Credit Opportunity Act;
  the Federal Truth in Lending Act and Regulation Z;
  the Home Ownership and Equity Protection Act;
  the Real Estate Settlement Procedures Act;
  the Fair Credit Reporting Act;
  the Fair Debt Collection Practices Act;
  the Home Mortgage Disclosure Act;
  the Fair Housing Act; and
  the Gramm-Leach-Bliley Act.

These laws and regulations among other things:

  impose licensing obligations and financial requirements on us;
  limit the interest rates, finance charges, and other fees that we may charge;
  prohibit discrimination;
  impose underwriting requirements;
  mandate disclosures and notices to consumers; and
  in some cases, impose assignee liability on the entities that purchase our mortgage loans or on us for loans we purchase.

Our failure to comply with these laws can lead to:

  civil and criminal liability;
  loss of approved status;
  demands for indemnification or loan repurchases from purchasers of our loans;
  class action lawsuits; and
  administrative enforcement actions.

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

Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we have relied on the federal Alternative Mortgage Transactions Parity Act (the “Parity Act”) and related rules issued in the past by the Office of Thrift Supervision (the “OTS”) to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption which federally chartered depository institutions enjoy. The elimination of this federal preemption could significantly harm our ability to compete effectively in the origination of mortgage loans with financial institutions that will continue to enjoy federal preemption of state restrictions on prepayment penalties. The effective date of the new rule, originally January 1, 2003, was subsequently extended by the OTS until July 1, 2003 in response to concerns from interested parties about the burdens associated with compliance. The elimination of this federal preemption requires us to comply with state restrictions on prepayment penalties.

This may place us at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions because such institutions are able to charge prepayment penalties without regard to state restrictions and thereby may offer loans with interest rate and loan fee structures that are more attractive than we are able to offer.

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

We are currently licensed (or exempt from licensing requirements) by the relevant governmental agencies in about 39 states and in the District of Columbia to originate first and second priority mortgages.

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

Market prices for our common stock will be influenced by a number of factors, including:

  the issuance of new equity securities pursuant to a future, offering;
  changes in interest rates;
  competitive developments, including announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
  variations in quarterly operating results;
  change in financial estimates by securities analysts;
  the depth and liquidity of the market for our common stock;
  investor perceptions of our company and the non-conforming and subprime mortgage industries generally; and
  general economic and other national conditions.

Sales of additional common stock may adversely affect our market price

The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. As of June 30, 2003, Raymond Eshaghian, our Chief Executive Officer, beneficially owns 9,500,000 shares of our common stock and four other stockholders, including M. Aaron Yashouafar, one of our directors, beneficially own 5,000,000 shares of our common stock, and these five stockholders have the right to require us to register their respective shares. The sale of a large amount of shares by one or more of the five stockholders, or the perception that such sales may occur, could adversely affect the market price for our common stock. In addition, we expect that the legal, accounting, and other costs associated with the registration of those shares will be substantial.

Our common stock is considered a “penny stock”

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

Control by officer, director and majority stockholder

We are controlled by Raymond Eshaghian, who beneficially owns 64.0% of our outstanding common stock as of June 30, 2003. Mr. Eshaghian serves as our Chief Executive Officer and a member of our Board of Directors. As a result, Mr. Eshaghian is able to (i) elect a majority of our Board of Directors, (ii) approve the sale of our assets, mergers and other business combination transactions and (iii) direct and control our operations, policies, and business decisions.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a – 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of filing of this report (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Registrant is a party, other than routine litigation incidental to the business of the Registrant. Further, there is no material pending legal proceeding in which any director, executive officer, principal shareholder, or affiliate of the Registrant or any associate of any such director, executive officer, or principal shareholder is a party or has a material interest adverse to the Registrant. None of the routine litigation in which the Registrant is involved is expected to have a material adverse impact upon the financial position or results of operations of the registrant or any subsidiary.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 1, 2003 the Registrant sold a $2,000,000 principal amount of 15% convertible subordinated note due May 31, 2006 to an accredited investor. Exemption from registration requirements is claimed under the Securities Act of 1933 in reliance on Section 4(2) thereof or Rule 506 of Regulation D promulgated thereunder. The three-year note, bears interest at 15% per annum payable monthly. At the option of the holder of the note, all unpaid interest and principal is convertible into shares of the Registrant’s common stock at $0.70 per share. Proceeds from this offering are expected to be used to finance the operations and expansion of the Registrant as well as be pledged for obtaining additional warehouse credit facilities.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 2, 2003, the Registrant held its annual meeting of stockholders. Of 13,930,000 shares eligible to vote, 9,500,150 votes were returned, or 68.2%, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I — Election of Directors, Proposal II — Approval of 2003 Stock Option, Deferred Stock and Restricted Stock Plan, which provides for 2,000,000 shares of common stock to be authorized and reserved for issuance under the Stock Option Plan, and Proposal III — Ratification of the appointment of Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) as the Registrant’s independent auditors for the year ending December 31, 2003.

Proposal I — Election of Directors.

        The following individuals were elected to serve as the directors of the Registrant at the annual stockholders’ meeting, to serve until their successors are elected and qualified at the next annual meeting of stockholders or until death, resignation or removal.

Director	For	Against	Witheld	Elected
Raymond Eshaghian	9,500,150	0	4,429,850	Yes
H.Wayne Snavely	9,500,150	0	4,429,850	Yes
M.AAron Yashouafar	9,500,150	0	4,429,850	Yes

Proposal II — Approval of 2003 Stock Option, Deferred Stock and Restricted Stock Plan, which provides for 2,000,000 shares of the Registrant's common stock to be authorized and reserved for issuance under the Stock Option Plan. This proposal was approved with 9,500,150 shares voted for, 0 voted against thereby, and 4,429,850 withheld.

Proposal III — Ratification of the appointment of Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) as the Registrant's independent auditors for the year ending December 31, 2003. This proposal was approved with 9,500,150 shares voted for, 0 voted against, and 4,429,850 withheld.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1       Convertible Promissory Note dated June 1, 2003 between the Registrant and Alliance Lending Group.
10.1      Stock Option Agreement dated June 10, 2003 between the Registrant and H.Wayne Snavely.
31.1      Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a - 14(a).
31.2      Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a - 14(a).
32        Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMSF HOLDINGS, INC.

/s/ Masoud Najand
_________________
Masoud Najand
Chief Financial Officer

Date: August 14, 2003