Form 10QSB
period 2003-09-30
TMSF HOLDINGS INC
filed 2003-11-14
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 0-28325

TMSF HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of other jurisdiction of incorporation or organization)

_________________

87-0642252
(I.R.S.  Employer Identification No.)

727 West Seventh Street Suite 850 Los Angeles, CA 90017
(Address of principal executive office)

(213) 234-2400
(Registrant’s telephone number, including area code)

_________________

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Common Stock outstanding as of November 14, 2003: 15,000,000

		Pa	ge
		Nu	mber
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheet as of September 30, 2003 (unaudited)	3
	And December 31, 2002

	Consolidated Statement of Operation for the nine months	4
	ended September 30, 2003 (unaudited) and 2002 (unaudited) and six
	months ended June 30, 2003 (unaudited) and 2002 (unaudited)

	Consolidated Statement of Shareholder's Equity for the nine months	5
	ended September 30, 2003

	Consolidated Statement of Cash Flows for the nine months ended	6
	September 30, 2003 (unaudited) and 2002 (unaudited)

Item 2	Management Discussion and Analysis of Financial Condition	17
	and Results of Operation

Item 3	Controls and Procedures	49

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	50

Item 2	Changes in Securities and Use of Proceeds	50

Item 3	Defaults Upon Senior Securities	50

Item 4	Submission of Matters to a Vote of Securities Holders	50

Item 5	Other Information	50

Item 6	Exhibits and Reports on Form 8-K

TMSF HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2002 and September 30, 2003 (unaudited)

ASSETS
	September 30,	December 31,
	2003	2002
	(unaudited)
Current assets
Cash and cash equivalents	$ 386,371	$ 732,482
Mortgage loans held for sale	53,088,386	83,081,540
Other receivables	972,064	65,902
Prepaid expenses	7,750	209,061
Income tax receivable	162,005	159,000
Employee advances	101,256	32,884

Total current assets	54,717,832	84,280,869

Restricted cash	1,214,421	1,520,741
Real estate owned	315,000	-
Property and equipment, net	420,896	265,504
Deposits and other assets	204,175	238,011

Total assets	$56,872,324	$86,305,125

LIABILITIES AND SHAREHOLDERS' EQUITY
	September 30,	December 31,
	2003	2002
	(unaudited)
Current liabilities
Warehouse lines of credit	$ 49,157,132	$ 81,261,337
Accounts and other payables	745,186	566,371
Escrow funds payable	40,191	466,070
Accrued expenses	80,256	53,882
Income tax payable	787,000	-
Deferred tax liability	72,000	500,000

Total current liabilities	50,881,765	82,847,660

Convertible, subordinated note payable - related
party	2,000,000	-

Total liabilities	52,881,765	82,847,660

Commitments and contingency

Shareholders' equity
Preferred stock, $0.001 par value
10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
100,000,000 shares authorized
15,000,000 (unaudited) and 14,836,365 shares
issued and outstanding	15,000	14,836
Additional paid-in capital	3,043,182	3,035,164
Retained earnings	932,377	407,465

Total shareholders' equity	3,990,559	3,457,465

Total liabilities and shareholders' equity	$ 56,872,324	$ 86,305,125

        The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income
Income from sale of
mortgage loans	$ 4,372,664	$ 2,552,851	$15,245,136	$7,140,984
Mortgage interest income	936,164	632,107	3,070,831	1,331,743
Escrow service income	111,382	-	205,971	-
Commission fee income	28,524	11,250	50,449	66,441

Total loan income	5,448,734	3,196,208	18,572,387	8,539,168

Costs of loan origination
and sale of mortgages
Appraisals	409,135	94,963	597,979	244,197
Commissions	2,377,425	1,074,489	7,309,322	3,081,637
Credit reports	60,836	25,236	134,593	51,135
Other costs	91,166	69,095	339,405	127,849
Warehouse fees	53,967	36,631	149,365	84,230
Warehouse Interest
expense	662,999	514,933	2,548,683	1,218,534

Total costs of loan origination
and sale of mortgages	3,655,528	1,815,347	11,079,347	4,807,582

Gross profit	1,793,207	1,380,861	7,493,041	3,731,586

Operating expenses	2,527,084	1,396,390	6,623,370	3,162,529

Income from operations	(733,877)	(15,529	869,671	569,057
Other income
Interest income	1,981	3,321	10,026	9,533
Other income	-	-	2,215	-

Total other income	1,981	3,321	12,241	9,533

Income before provision
for income taxes	$ (731,896)	$ (12,208)	$ 881,912	$ 578,590

Provision for income taxes	(284,000)	(5,000)	357,000	234,000
Net income	(442,896)	(7,208)	524,912	344,590

Less preferred stock
dividends	-	53,291	-	165,788

Net income available to
common shareholders	$ (442,896)	$ (60,499)	$ 524,912	$ 178,802

Basic and fully diluted
earnings per share	$ (0.03)	$ (8.07)	$ 0.04	23.84

Basic and fully diluted
weighted-average
common shares
outstanding	15,000,000	7,500	14,978,866	7,500

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARY
CONDENSED, CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
For the Nine Months Ended September 30, 2003(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance,
December
31, 2002	14,836,365	$ 14,836	$ 3,035,164	$ 407,465	$ 3,457,465

Issuance of common stock
upon exercise of warrants
(unaudited)	163,635	164	8,018		8,182

Net income
(unaudited)				524,912	524,912

Balance,
September 30, 2003
(unaudited)	15,000,000	$ 15,000	$ 3,043,182	$ 932,377	$ 3,990,559

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARY
STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002(unaudited)

	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 524,912	$ 344,590
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	74,292	16,770
Bad debt expense	25,954	-
Deferred income taxes	-	(15,000)
(Increase) decrease in
Mortgage loans held for sale	29,363,154	(20,580,262)
Prepaid expenses	201,311	(40,000)
Employee advances	(94,326)	(22,440)
Other receivables	(906,162)	(5,000)
Deposits and other assets	30,831	(557,504)
Increase (decrease) in
Accounts and other payables	(247,064)	650,054
Accrued expenses	26,374	280,676
Income tax payable	787,000	136,017
Deferred tax liability	(428,000)	(2,000)

Net cash provided by (used in) operating activities	29,358,276	(19,794,099)

Cash flows from investing activities
(Increase) decrease in restricted cash	306,320	(403,401)
Real Estate Owned	315,000
Purchase of property and equipment	(229,684)	(152,966)

Net cash provided by (used in) investing activities	391,636	(556,367)

Cash flows from financing activities
Warehouse lines of credit	(32,104,205)	19,976,151
Proceeds from convertible, subordinated note payable -
related party	2,000,000	-
Dividends paid to preferred shareholders	-	(165,788)
Issuance of preferred stock	-	890,000
Issuance of common stock	8,182	-

Net cash provided by (used in) financing activities	(30,096,023)	20,700,363

Net increase (decrease) in cash and cash equivalents	$ (346,111)	$ 349,897
Cash and cash equivalents, beginning of period	732,482	1,248,803

Cash and cash equivalents, end of period	$ 386,371	$ 1,598,700

Supplemental disclosures of cash flow information

Interest paid	$ 104,158	-

Income taxes paid	-	$ 113,389

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

The consolidated financial statements include the accounts of TMSF Holdings, Inc. and its wholly owned subsidiary, The Mortgage Store Financial, Inc. (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives of five to seven years.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, mortgage loans held for sale, and warehouse lines of credit. The book value of all other financial instruments are representative of their fair values.

                   Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the nine months ended September 30, 2003 and 2002 were $15,489 (unaudited) and $26,982 (unaudited), respectively.

                  Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. At December 31, 2002 and September 30, 2003, the net deferred tax liability is a result of the use of differing depreciation methods between financial and tax reporting purposes, and the use of the accrual method of accounting for financial reporting purposes and the cash basis for tax reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

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

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited)

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

                  Concentration of Credit Risk

At December 31, 2002 and September 30, 2003, the Company maintained cash balances with banks totaling $3,488,270 and $1,510,546 (unaudited), respectively, in excess of federally insured amounts of $100,000 per bank.

                  Major Customers

During the nine months ended September 30, 2003, the Company sold 53% (unaudited), 13% (unaudited), and 13% (unaudited) of its mortgage loans to three institutional investors (unaudited).

                  Market Risk

The Company is involved in the real estate loans market. Changes in interest rates or other market conditions within the real estate loans market may have a significant effect on the volume and profitability of the business of the Company.

                  Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after September 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after September 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company’s statements of earnings, financial position, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect adoption of SFAS No. 150 to have a material impact on the Company’s statements of earnings, financial position, or cash flows.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited)

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a certain percentage, usually 1% of the outstanding balance, on reserve. The Company does not have access to these funds. Such cash balances at December 31, 2002 and September 30, 2003 aggregated to $1,054,421 and $1,174,230 (unaudited), respectively.

The Company also maintains an escrow account in a financial institution for funds that are to be reimbursed to borrowers when the escrow closes. Cash balances in the escrow account at December 31, 2002 and September 30, 2003 were $466,320 and $40,191 (unaudited), respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

                        Property and equipment at December 31, 2002 and September 30, 2003 consisted of the following:

	September 30, 2003 (unaudited)	December 31, 2002
Furniture and fixtures	$ 96,997	$ 54,739
Office equipment	138,959	108,318
Computer equipment	308,281	151,496
Leasehold improvements	20,000	20,000

	564,237	334,553
Less accumulated depreciation and amortization	143,341	69,049

Total	$420,896	$265,504

Depreciation and amortization expense was $74,292 (unaudited) and $16,770 (unaudited) for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 5 — BANK LINE OF CREDIT

The Company maintains an unsecured bank line of credit without a stated expiration date. The Company may borrow up to $50,000. Borrowings bear interest at the bank’s prime rate (4% at September 30, 2003 and 4.25% December 31, 2002), plus 2.5% per annum. The bank line of credit was unused at December 31, 2002 and September 30, 2003.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited)

NOTE 6 — WAREHOUSE LINES OF CREDIT

The Company maintains a warehouse line of credit with a financial institution, which is subject to renewal on an annual basis. Advances are received by the Company up to a maximum of $50,000,000 based upon a specified percentage of mortgage loans, which are pledged as collateral, and interest accrues at prime 4% at September 30, 2003 and 4.25% December 31, 2002), plus 0.5% per annum.

In addition, the financial institution may allow at its discretion additional borrowings up to $20,000,000 as an over-advance facility. As of December 31, 2002 and September 30, 2003, the Company borrowed $15,257,436 and $0 (unaudited), respectively, under this over-advance facility. Advances are due upon the earlier of the sale of the mortgage loans that are pledged as collateral or a specified period of time from the date on which the advance was received. The warehouse line of credit is guaranteed by the shareholder and contains a financial covenant concerning a minimum net worth of $3,438,870. At September 30, 2003, the Company was in compliance with such covenant and obtained a waiver from the financial institution.

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender in excess of a specified percentage of the loan amount agreed upon by the warehouse lenders. At December 31, 2002 and September 30, 2003, the pledged amounts aggregated to $1,054,421 and $1,174,230 (unaudited), respectively.

During the nine months ended September 30, 2003, the Company secured a second warehouse line of credit with one of its investors. The Company may borrow up to $50,000,000 to fund mortgage loans that meet the investor’s criteria. Interest accrues at the one month London Inter-Bank Offering Rate 1.12% at September 30, 2003, plus 2% for conforming loans and 2.125% for expanded and jumbo loans. Advances are due upon the sale of the mortgage loans that are pledged as collateral. The warehouse line of credit is guaranteed by the majority shareholder of the Company and contains financial covenants concerning a minimum net worth of $3,500,000 and minimum liquidity of $850,000 in cash and cash equivalents. The warehouse line of credit was terminated in October 2003. In connection with this facility, the Company is also required to maintain a minimum of $350,000 in a cash account with the lender. As of September 30, 2003, the balance in this account was $638,193.

The outstanding balance on the warehouse lines of credit at December 31, 2002 and September 30, 2003 was $81,261,337 and $49,157,132 (unaudited), respectively.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited)

NOTE 7 — CONVERTIBLE, SUBORDINATED NOTE PAYABLE — RELATED PARTY

At September 30, 2003, the Company owed $2,000,000 (unaudited) to a shareholder. The note payable bears interest at 15% per annum and is due and payable on May 31, 2006. The note payable and all accrued interest are convertible into shares of common stock at the sole option of the shareholder at a rate of $0.70 per share. The note payable is subordinated to all of the Company’s creditors. As of September 30, 2003, a beneficial conversion feature on the note was not exercised. The Company paid $95,342.41 (unaudited) in interest on this note payable during the nine months ended September 30, 2003.

NOTE 8 — COMMITMENTS AND CONTINGENCY

                  Leases

The Company leases its office facilities from a shareholder, which expires in August 2007. In addition, the Company leases a copier and vehicles under non-cancelable operating leases with a third party, which expire through May 2005. The Company is required to pay for taxes, insurance, and maintenance. Future minimum lease payments under these non-cancelable operating leases as of September 30, 2003 were as follows:

12 Months Ending September 30,	Related Party	Other	Total
2004	$243,000	$ 24,132	$267,132
2005	243,000	13,765	256,765
2006	243,000		243,000
2007	222,750		222,750

Total	$951,750	$ 37,897	$989,647

Rent expense was $312,820 (unaudited) and $153,059 (unaudited) for the nine months ended September 30, 2003 and 2002, respectively. Rent paid to the shareholder for the nine months ended September 30, 2003 and 2002 amounted to $238,702 (unaudited) and $0 (unaudited), respectively.

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

During the year ended December 31, 2002, the Company repurchased two loans with an aggregate balance of $848,203. During the nine months ended September 30, 2003, the Company repurchased one loan with a balance of $315,000 (unaudited) and recorded this amount as real estate owned. As of September 30, 2003, the Company was obligated to repurchase two additional loans with an aggregate balance of $343,000 (unaudited).

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited)

NOTE 8 — COMMITMENTS AND CONTINGENCY (Continued)

                  Mortgage Loan Purchase Agreements (Continued)

The Company took title to one property in March 2002 and the other in May 2002 and recorded these properties as real estate owned. At December 31, 2002, both of the properties related to the purchased loans were sold, and a loss of $115,913 was recognized on the sale.

During the nine months ended September 30, 2003 and 2002, the Company recorded losses of $0 (unaudited) and $188,343 (unaudited), respectively, with regard to repurchased loans and the real estate owned, which are included in operating expenses on the accompanying statements of income.

                  Reverse Merger

The Company became a publicly traded company through a reverse merge with an unrelated entity, which had prior operations in an unrelated business. There may be potential liabilities incurred by the prior business, which are unknown to the Company’s management at this time, which the Company may be held liable. The Company does not have any insurance for liabilities incurred as result of business conducted prior to the reverse merger.

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

                  Stock Options

In June 2003, the Company approved the issuance of stock options to a director. The agreement grants the director options to purchase 750,000 shares of common stock at an exercise price of $1 per share. The options vest in 24 equal installments, commencing in December 2003, and expire in five years. The fair value of the options was estimated at $202,500 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 4%, expected volatility of 50%, and a dividend yield of 0%.

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited)

NOTE 10 — INCOME TAXES

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the nine months ended September 30, 2003 and 2002:

	2003	2002
	(unaudited)	(unaudited)
Current
Federal	$ 631,000	$ 198,000
State	155,000	53,000
	786,000	251,000
Deferred
Federal	(353,000)	(15,000)
State	(76,000)	(2,000)
	(429,000)	(17,000)

Provision for income taxes	$ 357,000	$ 234,000

At December 31, 2002 and September 30, 2003, components of net deferred tax assets (liabilities) in the accompanying balance sheets include the following amounts:

	September 30, 2003 (unaudited)	December 31, 2002
Deferred tax asset (liability)
Current
Expenses	$ (287,000)	$(600,000)
Accounts and other payables and
accrued expenses	136,000	37,000
Contribution carryover	19,000	19,000
State taxes	60,000	34,000
Net operating losses	-	10,000

Net deferred tax liability	$ (72,000)	$(500,000)

NOTE 10 — INCOME TAXES (Continued)

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 (unaudited)

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the nine months ended September 30, 2003 and 2002:

	2003	2002
	(unaudited)	(unaudited)
Federal tax on pretax income at statutory rates	$300,000	$197,000
State tax, net of federal benefit	52,000	34,000
Other	5,000	3,000

Total	$357,000	$234,000

NOTE 11 — RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2003 and 2002, the Company paid 0 (unaudited) and $30,000 (unaudited), respectively, for consulting expenses to a company owned by a relative of the principal shareholder and $30,000 (unaudited) and $90,000 (unaudited), respectively, for marketing expenses to a company owned by a relative of the principal shareholder. In addition, during the nine months ended September 30, 2003 and 2002, the Company paid consulting expenses of $10,000 (unaudited) and $0 (unaudited), respectively, to a director. The Company also leases its office facilities from the shareholder (see Note 8).

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

Revenue Model

Our operations generate revenues in three ways:

  Income from sales of loans. We generate income from selling the loans we originate for a premium to originate. This accounts for a substantial percentage of our revenues.
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

For the three months ended September 30, 2003 we incurred operating losses of $732,000 before provision for income tax. The loss was $443,000 after provision for income tax.

This loss was attributable primarily to the sharp decline in mortgage interest rates between April and June and the sudden rise in interest rates beginning in mid June. The declining mortgage rates accelerated the refinancing of mortgage loans we had originated and previously sold. Under terms of our agreement with our investors the investors may recapture the premiums paid for purchased loans when such loans are refinanced within a certain period of time after the purchase date. During the three months ended September 30, 2003, $230,000 in premiums was recaptured by investors and the income previously recognized was reversed.

The sudden increase in mortgage rates in July and August 2003 reduced the value of mortgages we held or were committed to originate. Most significantly, the conforming fixed rate mortgages which had grown to a substantial part of our total origination were adversely effected by rate increases. Since August 2003, we have implemented policies to minimize risk of interest rate volatility and have shifted our loan product mix to loan programs which are less sensitive to rate fluctuations and which offer potentially higher premiums and interest margins.

Our recent financial highlights include:

• Loan originations. For the three months ended September 30, 2003 we funded $165.4 million of loans compared to $70.4 million for the same period in 2002. Our wholesale channel, which originates loans through independent mortgage brokers, originated $105.6 million of loans in the three months ended September 30, 2003, and $50.4 million in the same period in 2002.

• Whole loan sales — cash income from sale. For the quarter ended September 30, 2003 we sold $168.2 million of loans compared to $57.1 million during comparable period in 2002. Our revenue from sales of loan increased 59% to $4.4 million during three months ended September 30, 2003 compared to $2.6 million for the same period in 2002. The weighted average premium collected from sales of loans in this period was 1.5% compared to 2.6% in 2002.

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

The following table sets forth our results of operations as a percentage of total revenue for the three months and nine months ended September 30, 2002 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue

Income from sales of loans	80.25%	79.88%	82.09%	83.63%
Mortgage interest income	17.18%	19.77%	16.54%	15.60%
Commission income	0.53%	0.34%	0.27%	0.77%
Other income	2.04%	0.00%	1.11%	0.00%
Total Revenue	100.00%	100.00%	100.00%	100.00%

Cost of sale
Commission expense	43.62%	33.60%	39.35%	36.09%
Warehouse interest expense	12.17%	16.11%	13.72%	14.28%
Other closing expenses	11.30%	7.07%	6.57%	5.94%
Total cost of sales	67.09%	56.78%	59.64%	56.31%

Gross profit	32.91%	43.21%	40.35%	43.69%

Operating expenses
Salaries and wages	31.37%	27.63%	23.30%	20.63%
Occupancy	2.13%	2.91%	2.18%	1.90%
General and administrative	12.88%	13.14%	10.18%	12.30%
Loss from real estate owned	0.00%	0.00%	0.00%	2.20%
Total expenses	46.38%	43.68%	35.66%	37.03%

Income from operations	-13.47%	-0.47%	4.68%	6.3%

Other income (losses)	0.04%	0.09%	0.06%	0.11%

Income before tax	-13.43%	-0.38%	4.74%	6.41%

Results of operations for the three months ended September 30, 2003 compared to the same period in 2002

Revenue

Total revenue. Total revenue increased 69% from $3.2 million for the three months ended September 30, 2002 to $5.4 million for the three months ended September 30, 2003. This increase was due to increases in income from sales of loans of $4.4 million and mortgage interest income of $0.9 million.

Income from sales of loans. Income from sales of loans increased 69% from $2.6 million for the three months ended September 30, 2002 to $4.4 million for the same period in 2003 due to higher volume of whole loan sales. Total whole loan sales increased 194.8% from $57 million for the three months ended September 30, 2002 to $168 million for the same period in 2003. This increase was due to increased loan originations during the nine months ended September 30, 2003 compared to the same period in 2002. The weighted average premium for whole loan sales was 1.5% for loans sold in the three months ended September 30, 2003 compared to 2.6% for comparable period in 2002.

The lower premium we received from sales of loans in the three months ended September 30, 2003 reflect the decline in value of fixed term mortgages after the increase in interest rates in July and August, and because of a shift in our loan origination with higher volume of conforming loan products that demand lower premiums.

During September 2003, the company redesigned its loan product offerings with the intent to originate higher volumes of non-conforming and sub-prime loans to increase premiums received on future loan sales.

Interest income on loans held for sale. Mortgage interest income increased 48.1% from $632,000 for the three months ended September 30, 2002 to $936,000 for the same period in 2003. The increase in interest income was due to increase in the volume of loans originated in 2003 compared to 2002.

Commission fee income. To lesser extent, we earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income increased from $11,000 for the three months ended September 30, 2002 to $29,000 for the three months ended September 30, 2003.

Other Income. Income from our escrow division was $111,000 for the three months ended September 30, 2003. We did not have escrow income in the three months ended September 30, 2002.

Cost of sales

Commission Expense. Commission expenses for mortgage loans sold during three months ended September 30, 2003 increased 118% to $2.4 million from $1.1 million for the three months ended September 30, 2002. This increase was due to an increased volume of origination. Commission expense is recognized at the time of sale to correspond with the recognition of income for the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale on our balance sheet. As of September 30, 2003, we had paid $608,000 in commissions for loans held for sale.

Warehouse interest expense. Warehouse interest expense represents the interest incurred on all financing associated with use of our warehouse credit facilities during the time our loans are on the line prior to their sale. Interest expense increased 28.7% to $663,000 for the three months ended September 30, 2003 from $515,000 for the same period in 2002. The increase in interest expense was due to the increase in our volume of borrowing partially offset by lower interest rates. Our average warehouse borrowing increased 96.5% from $32.1 million for the three months ended September 30, 2002 to $63.1 million for the same period in 2003. The weighted average number of days we held loans before sale was 51 and 34 days respectively. The interest rate for one of our warehouse financing is a variable rate equal to prime rate plus 0.5%. The interest charge increases to prime plus 3% for loans held over 60 days. The interest rate for our second warehouse facility was equal to the 1 month LIBOR rate plus 2%. During 2002, the prime rate remained constant at 4.75%. It was reduced to 4.25% in December 2002 and then to 4.0% on June 27, 2003. On September 30, 2003, the one month LIBOR rate was 1.12%.

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 172.6% to $615,000 for the three months ended September 30, 2003 from $226,000 for the same period in 2002. This increase reflects the additional cost related to increased volume loan origination as well as the added cost of acquiring leads for our retail mortgage origination.

Operating expenses

Total operating expenses. Total operating expenses increased 79% from $1.4 million for the three months ended September 30, 2002 to $2.5 million for the three months ended September 30, 2003. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

Payroll and payroll related expenses. Payroll and payroll related expenses increased 93.5% from $883,000 for the three months ended September 30, 2002 to $1.7 million for the three months ended September 30, 2003. The increase was due to growth in the number of our employees, as well as higher commission and bonus expenses related to loan production. The total number of our employees increased by 542% from 47 at September 30, 2002 to 302 at September 30, 2003 including 226 commission based employees.

Occupancy.     Occupancy expense increased 24.7% from $93,000 for the three months ended September 30, 2002 to $116,000 for the three months ended September 30, 2003. The increase resulted from an expansion in leased office space. In late September 2002, we moved our offices to a new location to accommodate our growth and future expansion at a lower cost per square foot.

General and administrative. General and administrative expenses increased 67.1% from $420,000 for the three months ended September 30, 2002 to $702,000 for the three months ended September 30, 2003. This increase was due to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

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

As of September 30, 2003, we had not made any provision for losses from real estate owned or loans in default. During the three months ended September 30, 2003 we received requests for the repurchase of a total of 3 loans by our investors. We completed the repurchase of one loan in September 2003. This borrower had agreed to the transfer of their ownership of the property to us in lieu of foreclosure. As of September 30th, we had taken title to this property and are currently collecting rent from tenants in all units. We expect to sell this property at no loss. Although, we have received requests from our investors to repurchase loans with early payment default, the management feels that each loan has sufficient coverage of mortgage insurance or owner equity that would sufficiently offset any loss arising from foreclosure and sale of the real property. However, if we are required to repurchase loans in the future that may result in actual losses we will make additional provisions when we are able to effectively assess such losses.

Provision for income tax. Provision for income tax decreased from $5,000 for the three months ended September 30, 2002 to $357,000 for three months ended September 30, 2003. This decrease was a result of the increase in losses before taxes from $12,000 for the three months ended September 30, 2002 to $732,000 for the three months ended September 30, 2003.

The following table sets forth our results of operations for the three months and nine months ended September 30, 2002 and 2003. All figures are in $000.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue

Income from sales of loans	$4,373	$2,553	$15,245	$7,141
Mortgage interest income	936	632	3,071	1,332
Commission income	29	11	50	66
Escrow Service Income	111	0	206	0
Total Revenue	5,449	3,196	18,572	8,539
Cost of sale
Commission expense	2,378	1,074	7,309	3,082
Warehouse interest expense	663	515	2,549	1,219
Other closing expenses	615	226	1,221	507
Total cost of sales	3,656	1,815	11,079	4,808

Gross profit	1,793	1,381	7,493	3,731

Operating expenses
Salaries and wages	1,709	883	4,329	1,762
Occupancy	116	93	404	162
General and administrative	702	420	1,890	1,050
Loss from real estate owned	0	0	0	188
Total expenses	2,527	1,396	6,623	3,162

Income from operations	(734)	(16)	870	569

Other income (losses)	2	3	12	9

Income before tax	(732)	(12)	882	579

Provision for income tax	(289)	(5)	357	234

Net Income	$(443)	$(7)	$525	$345

Balance Sheet Data:
Cash and cash equivalent	386	855
Restricted cash	1,214	1,305
Loans held for sale	53,088	35,992
Total assets	56,872	38,513
Convertible subordinated debenture	2,000	0
Total liabilities	52,882	35,887
Preferred stock	0	2,383
Total stockholder's equity	3,991	2,626
Issued and outstanding shares	15,000	8
Earning Per Share	0.04	23.84

Results of operations for the nine months ended September 30, 2003 compared to the same period in 2002

Revenue

Total revenue. Total revenue increased 119% from $8.5 million for the nine months ended September 30, 2002 to $18.6 million for the nine months ended September 30, 2003. This increase was due to increases in income from sales of loans of $15.2 million and mortgage interest income of $3.1 million.

Income from sales of loans. Income from sales of loans increased 114% from $7.1 million for the nine months ended September 30, 2002 to $15.2 million for the same period in 2003 due to higher volume of whole loan sales in 2003 as compared to 2002. Total whole loan sales increased 207.2% from $167.6 million for the nine months ended September 30, 2002 to $514.7 million for the same period in 2003. This increase was due to increased loan originations during 2003 compared to same period in 2002.

Interest income on loans held for sale. Mortgage interest income increased 138% from $1.3 million for the nine months ended September 30, 2002 to $3.1 million for the same period in 2003. The increase in interest income was due to increase in the volume of loans originated in the nine months ended September 30, 2003 compared to same period in 2002.

Commission fee income. Commission fee income for loans brokered to other lenders decreased from $66,000 for the nine months ended September 30, 2002 to $50,000 for the nine months ended September 30, 2003.

Other Income. Income from our escrow division and other misc. sources was $206,000 for the nine months ended September 30, 2003. We did not have any income for the escrow division in the comparable period in 2002.

Cost of sales

Commission Expense. Commission expenses for mortgage loans sold during nine months ended September 30, 2003 increased 135% to $7.3 million from $3.1 million in the same period in 2002. This increase was due to an increased volume of origination.

Warehouse interest expense. Warehouse interest expense increased 108% to $2.5 million for the nine months ended September 30, 2003 from $1.2 million for same period in 2002. The increase in interest expense was due to the increase in our volume of borrowing partially offset by lower interest rates.

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 137% to $1.2 million for the nine months ended September 30, 2003 from $507,000 for the same period in 2002. This increase reflects additional cost associated with larger volume of loan origination.

Operating expenses

Total operating expenses. Total operating expenses increased 106% from $3.2 million for nine months ended September 30, 2002 to $6.6 million for the nine months ended September 30, 2003. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

Payroll and payroll related expenses. Payroll and payroll related expenses increased 145.7% from $1.8 million for the nine months ended September 30, 2002 to $4.3 million for the nine months ended September 30, 2003. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses related to loan production.

Occupancy.     Occupancy expense increased 149.4% from $162,000 for the nine months ended September 30, 2002 to $404,000 for the nine months ended September 30, 2003. The increase resulted from an expansion in leased office space.

General and administrative. General and administrative expenses increased 74.8% from $1.1 million for the nine months ended September 30, 2002 to $1.9 million for the nine months ended September 30, 2003. This increase was due to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

Provision for income tax. Provision for income tax increased from $234,000 for the nine months ended September 30, 2002 to $357,000 for nine months ended September 30, 2003. This increase was a result of increase in our income before taxes from $579,000 for the nine months ended September 30, 2002 to $882,000 for the nine months ended September 30, 2003.

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

As of September 30, 2003, we had two warehouse credit facilities to finance our loan originations. After funding the loans, we sell our mortgage loans within one to three months of origination and pay off the warehouse credit facilities with the proceeds. Both of these warehouse facilities were structured as repurchase agreements, where the warehouse will provide the funds for origination of loans and will hold the collateral until we repurchase the loans to sell them to the investors. Under terms of such agreements, the investor would send the purchase proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

Our warehouse credit facility with IMPAC Warehouse Lending Group (IWLG) in the amount of $50 million accrues interest at a rate based upon prime rate plus a specified spread, which currently is 0.5% for all loans less than 60 days old and 3% for loans aged over 60 days. This facility has a one year term. The financing under this facility allows temporary increases of up to $15 million in addition to the $50 million facility. As of September 30, 2003 we had an outstanding balance of $48.6 million on this facility.

In May 2003, we established a new repurchase facility with Countrywide Home Loans for total amount of up to $50 million. This facility is structured as an early purchase plan, where the funds can be used to originate loans which will be sold to Countrywide Home Loans. This facility contains a sub-limit for various categories of loans such as “wet” funding (loans for which the collateral custodian has not yet received the related loan documents) or Alt-A loans and it has a six-month term. Under terms of this facility, we are obligated to repurchase any loan which does not match CHL’s investment guideline. Declination by CHL to purchase a loan does not affect saleability of such a loan to other investors. However, we may be required to use our own funds to repurchase the loan or arrange for a transfer of those loans to other warehouse facilities within 3 business days. This early purchase plan with Countrywide Home Loans has a cost of borrowing equal to the 1 month LIBOR rate (1.12% as of September 30, 2003) plus 2%. As of September 30, 2003 we had an outstanding balance of $563,000 on this line. We intended to discontinue the early purchase plan facility with countrywide upon expiration of its term on October 21, 2003 and therefore, had reduced our usage of this facility.

The following is a summary of terms and material information about each of our warehouse facilities as of September 30, 2003:

Warehouse Lender	IWLG	CHL
Total Facility Amount	50,000,000	50,000,000
Permissible Temporary Bulge	20,000,000	0
Expiration Date	Upon notice	10/21/03

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of September 30, 2003, we have been in compliance with the covenants of our warehouse agreements.

On June 1, 2003, we entered into an agreement to borrow $2,000,000 in the form of a convertible subordinated note to further increase our capitalization. The three-year note, which matures on May 31, 2006, bears interest at 15% per annum payable monthly. At the option of the holder of the note, all unpaid interest and principal is convertible into shares of our common stock at $0.70 per share. As of September 30, 2003, we are in good standing and current according to the terms of the note. This note has not been converted. Periodic interest payments are made on the note and duly recorded. During the nine months ended September 30, 2003 we have paid $95,342 in interest on this note.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the next six months.

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

As of September 30, 2003, we held $20.7 million in loans which had not been committed for sale. Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

The following table summarizes impact of — 100 basis points (bps), -50 bps, 50 bps and 100 bps change in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from uncommitted loans.

Change in Interest Rate (bps)	-100	-50	0	50	100

Change in Revenue from sale	510	255	0	-255	-510
of Uncommitted Loans ($ 000s)

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

RISKS RELATED TO OUR BUSINESS

We finance borrowers with lower credit ratings. The subprime loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we are required to repurchase

We are in the business of originating and selling conforming and non-conforming mortgage loans, which include sub-prime mortgage loans. Non-conforming mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the mortgage loan. Also, our cost of financing a delinquent or defaulted mortgage loan is generally higher than for a performing mortgage loan. We bear the risk of delinquency and default on mortgage loans beginning when we originate them and continuing even after we sell loans. We also reacquire the risks of delinquency and default for mortgage loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent on the loan for the first 90 days after transfer date, or in any sale (or securitization if we engage in securitizations in the future) if the loan materially violates our representations or warranties. At September 30, 2003, there was $343,000 of loans to be repurchased. No provision for losses has been taken as the management believes there is sufficient equity and Mortgage Insurance coverage for offsetting any shortcomings from forced sales.

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

Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business

Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the nine months ended September 30, 2003 and the years ended December 31, 2001 and 2002, approximately 92%, 94% and 91%, respectively, of the loans we originated were collaterized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

As of September 30, 2003, we financed substantially all of our existing loans through two separate warehouse credit facility. One of our existing facilities is cancelable by the lender for cause at any time and has a renewable, one-year term. The second warehouse has a term that expires October 21, 2003. The management does not intend to renew this line upon the expiration of its term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

In addition, for the nine months ended September 30, 2003 we had a positive operating cash flow of $29 million, and for the years ended December 31, 2001, and 2002, we had negative operating cash flow of approximately, $346,000, $3 million, and $67 million, respectively, which resulted from the use of approximately, $486 million, $161 million, and $358 million, respectively, of cash for new loan originations offset by cash proceeds from the sale of loans of, $515 million, $158 million, and $290 million, respectively. The timing of our mortgage loan dispositions (which are periodic) is not always matched to the timing of our expenses (which are continuous). This requires us to maintain significant levels of cash to maintain acceptable levels of liquidity. Any decrease in demand in the whole mortgage loan market such that we are unable to timely and profitably sell our mortgage loans would inhibit our ability to meet our liquidity demands.

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

If we do not manage our growth effectively, our financial performance could be harmed

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2002, we had 76 employees, and by September 30, 2003, we had 76 full time and 226 commission based employees. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease

A significant majority of our originations of mortgage loans comes from independent brokers. In 2002, 80% of our loan originations were originated through approximately 150 brokers. For the nine months ended September 30, 2003, 73% of our loans were originated through approximately 336 brokers from a list of 2200 approved brokers; one broker represented approximately 11% of our loan originations and no other broker represented more than 6% of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

We are currently licensed (or exempt from licensing requirements) by the relevant governmental agencies in about 41 states and in the District of Columbia to originate first and second priority mortgages.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Because there historically has been a limited amount of trading in our common stock, there can be no assurance that our stock price will not decline.

Although our common stock trades on the OTC Bulletin Board, the public market for our common stock historically has not been very liquid and a regular trading market for the securities may not be sustained in the future. Nasdaq has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes can not be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq’s automated quotation system (the “Nasdaq Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for the Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

Our quarterly revenues and operating results fluctuate as a result of a variety of factors that may result in volatility of our stock price.

Our quarterly revenues and operating results have varied in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control, including:

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

As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in revenues or net income from levels expected by securities analyst and investors could cause a decrease in the share price of our common stock.

Sales of additional common stock may adversely affect our market price

The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. As of September 30, 2003, Raymond Eshaghian, our Chief Executive Officer, beneficially owns 9,500,000 shares of our common stock and four other stockholders, including M. Aaron Yashouafar, one of our directors, beneficially own 5,000,000 shares of our common stock, and these five stockholders have the right to require us to register their respective shares. The sale of a large amount of shares by one or more of the five stockholders, or the perception that such sales may occur, could adversely affect the market price for our common stock. In addition, we expect that the legal, accounting, and other costs associated with the registration of those shares will be substantial.

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

Control by officer, director and majority stockholder

We are controlled by Raymond Eshaghian, who beneficially owns 64.0% of our outstanding common stock as of September 30, 2003. Mr. Eshaghian serves as our Chief Executive Officer and a member of our Board of Directors. As a result, Mr. Eshaghian is able to (i) elect a majority of our Board of Directors, (ii) approve the sale of our assets, mergers and other business combination transactions and (iii) direct and control our operations, policies, and business decisions.

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

For example, our Certificate of Incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. No shares of preferred stock will be outstanding upon the closing of this offering and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a – 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. As of the period covered by this quarterly report on form 10-QSB (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 1, 2003 the Registrant sold a $2,000,000 principal amount of 15% convertible subordinated note due May 31, 2006 to an accredited investor. Exemption from registration requirements is claimed under the Securities Act of 1933 in reliance on Section 4(2) thereof or Rule 506 of Regulation D promulgated thereunder. The three-year note, bears interest at 15% per annum payable monthly. At the option of the holder of the note, all unpaid interest and principal is convertible into shares of the Registrant's common stock at $0.70 per share. As of September 30, 2003 these proceeds have been utilized for maintaining our net worth as required by our lenders for our expanded warehouse lines.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
31.1     Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a - 14(a).
31.2     Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a - 14(a).
32        Certification pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMSF HOLDINGS, INC.

/s/ Masoud Najand

_________________
Masoud Najand
Chief Financial Officer

Date: November 14, 2003