Form 10KSB
period 2003-12-31
TMSF HOLDINGS INC
filed 2004-03-30
CIK 1100125

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2003 or

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________.

Commission File Number: 0-28325
TMSF HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0642252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

727 West Seventh Street Suite 850 Los Angeles CA 90017
(Address of principal executive offices and zip code)

(213) 234-2400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act

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

     Yes [x] No [ ]

             Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

     The Registrant’s revenues for the year ended december 31, 2003 were $27,034,928.

     On March 27, 2004 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,282,500 based on the closing sales price of common stock on the OTC Bulletin Board of the National Association of Securities Dealers. There were 15,000,000 shares of Common Stock outstanding as of March 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Definitive Proxy Statement issued in connection with the 2004 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III.

TMSF HOLDINGS, INC.
2003 FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

        Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to TMSF Holdings, Inc., a Delaware corporation incorporated in October 2002, and its wholly owned subsidiary, The Mortgage Store Financial, Inc. a California corporation incorporated in 1992 (“The Mortgage Store”). We file our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the “SEC”). You can learn more about us by reviewing such filings and other information that we may file or furnish to the SEC at the SEC’s website at www.sec.gov.

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

     We have a wholesale division that solicits business from mortgage brokers and a retail division that markets directly to general public. There are currently over 2000 approved brokers out of which approximately 500 actively conduct business with us. For the year ended December 31, 2003, we originated approximately $628.2 million of mortgage loans, of which approximately $442.9 million were generated through third party brokers.
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
     We offer a wide range of mortgage products in order to insulate the risk of over dependence on any product type and to increase the volume of production through existing broker relations. These programs include conventional and jumbo full-documentation loans, and sub-prime loans for borrowers with category “B” and “C” credit ratings in addition to Federal Housing Administrative (“FHA”) and Veteran’s Administration Insured (“VA”) loans and hybrid adjustable rate mortgages with initial fixed interest rate period of one, two, three, five, and seven years that subsequently adjust to adjustable rate mortgages.
     We believe that through such varied product mix, we can create a sustained growth through different phases of economic cycles, which affect one category of loans more than others. We further believe that such a strategy would also enhance our relationship with existing brokers who would benefit from one-stop shopping for all of their clients.

Marketing
     In the competitive environment of mortgage banking, efficiency in pricing and quality of service are important elements for continued success and growth. Our stated mission is to provide the highest quality of care to every customer and to assist brokers in offering the best programs and speed of closing to their clients. Our marketing strategy is to develop both our wholesale and retail divisions, and to expand the geographic coverage of our activities. We have established an in-house marketing division that continuously is introducing our programs to various participants in the industry.
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
     In order to create a strong retail division, we have introduced an aggressive commission structure for those loan officers who have established a strong track record of successful origination to maximize their income through association with us as a direct lender. Under this program, we have recruited over 100 loan officers that operate throughout California. We intend to develop similar networks in other states where we are licensed as a mortgage broker.
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

Underwriting
     We originate loans for resale to various investors. Therefore, our underwriting guidelines are based on those acceptable to our investors. We use FHA and VA guidelines for loans to be insured by these organizations respectively. All type-A loans are underwritten according to Federal National Mortgage Association (“Fannie Mae”) guidelines. We use established underwriting guidelines for other Alt-A and “B” or “C” programs, and hybrid adjustable mortgages that are approved by our purchasers.
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
     The underwriting guidelines for Full Documentation and Stated Income Documentation programs permit one-to-four unit family residential property loans to have loan-to-value ratios at origination of up to 100% for a maximum loan amount of $400,000 (on Stated Income Documentation), and $650,000 (on Full Documentation) depending on, among other things, the borrower’s credit score, purpose of mortgage loan, repayment ability and debt service-to-income ratio, income documentation, as well as the type and use of the property.
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

     We evaluate our underwriting guidelines on an ongoing basis and periodically modify the guidelines to reflect The Mortgage Store’s current assessment of various issues related to an underwriting analysis. In addition, we adopt underwriting guidelines appropriate to new loan products that we may offer. The following table summarizes our underwriting guidelines for sub-prime loans:

	AA Credit	A-Credit	B Credit	C Credit	C-Credit
Max Loan Amt	$500000	$5000000	$400K Full Doc	$350K Full Doc	$300K
(Max amt not avail at				$350K Stated	$300k Stated
all FICOs)

Max LTV/CLTV
Full Doc:	100%*	100%*	85%	80%	70%
	95%	90%

Stated Income	90%	85%	75%	70%	not allowed
Self Employed

Stated Income	90% for 620+	80%	75%	70%	not allowed
Wage Earner	85% for 560+

FICO	580 Full Doc	560	540	560	500
(at max LTV - 500 is	580 stated S/E	540 stated W2	560 stated W2
min for program)	620 stated W2

Mortgage History	1X30	2X30	1X60	1X90	2X90
	0X30 for 100%	1X30 for 100%
Credit Parameters
Bankruptcy -	24 months	24 months	18 months	12 months	1 day/paid at funding
Foreclosure -	36 months	36 months	24 months	12 months	None open at funding

     As described above, we use the foregoing categories and characteristics as underwriting guidelines only. Our underwriters may determine that the prospective borrower warrants a risk category upgrade, a debt service-to-income ratio exception, a pricing exception, a loan-to-value exception or an exception from certain requirements of a particular category (collectively called an "upgrade" or an "exception"). An upgrade or exception may generally be allowed if the application reflects certain compensating factors, including among others: low LTV ratio, stable employment, and length of residence in subject property. Accordingly, we may classify certain mortgage loan applications in a more favorable risk category than other mortgage loan applications that, in the absence of such compensating factors, would only satisfy the criteria of a less favorable risk category.
      We have implemented a loan quality control process designed to ensure sound lending practices and compliance with our policies and procedures. Prior to funding of a loan, we perform a "pre-funding quality control audit" which consists of the verification of borrower's credit and employment, utilizing automated services and verbal verification.
      Properties underlying the potential mortgage loans are appraised by an appraiser selected by the submitting broker. We assign all original appraisals for review to an independent appraisal review company, which will perform an enhanced desk or a field review of the subject property to confirm the adequacy of the property as collateral prior to funding.
      All loan applications are also subjected to an automated data integrity scoring system ("DISSCO"), which identifies discrepancies in information provided by the borrower on their loan application and those retained by national credit reporting agencies. This system also provides an automated valuation of the property and searches recorded sales transactions on the subject property for the possibility of pricing manipulation through repeated sales in short periods of time, which is referred to as "flipping of properties".
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

Funding and Sales of Mortgage Loans

Warehouse Facilities

     As of year ended December 31, 2003 we have a warehouse line in the amount of $50 million with IMPAC Warehouse Lending Group. The interest rate on this line is currently, prime plus 0.5% subject to increase based on the length of time loans are held on the warehouse line.

Loan Sales

     We follow a strategy of selling for cash substantially all of our loan origination through loan sales in which we disposes of our entire economic interest in the loans for a cash price. We sold $663.6 million of loans for 2003 as compared to $290 million of loans for 2002 and $146 million for 2001. Loan sales are typically made monthly. We did not sell any loans directly through securitization during these periods.
     We have been selling our loans to various investors including DLJ Mortgage Capital, Lehman Brothers Bank, Greenpoint Mortgage, Household Finance, IndyMac Bank, IMPAC Funding, UBS Warburg and Bear Stern/Epic Mortgage, and etc.
      Cash gain on sale of mortgage loans represented 83.2% of our total revenue for 2003, as compared to 83% of our total revenue for 2002. We maximize our cash gain on sale of mortgage loan revenue by closely monitoring institutional purchaser's requirements and grouping loan types that meet each investor's purchase criteria for highest pricing.
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
      During the year ended December 31, 2003, we repurchased four mortgage loans with aggregate principal loan value of $558,998 due to early payment defaults by the borrowers. We have classified these mortgages as Real Estate Owned "REO" and we expect to dispose them at no loss.

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

Interest Rate Management
      Our profits depend, in part, on the difference, or "spread," between the effective rate of interest received by us on the loans we originate and the interest rates payable by us under our warehouse facilities ( or for securities issued in any future securitizations ). The spread can be adversely affected because of interest rate increases during the period from the date the loans are originated until the closing of the sale ( or securitization ) of such loans.
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

Competition
      We face intense competition in the business of originating and selling conforming and non-conforming mortgage loans. Our competitors in the industry include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Many of these entities are substantially larger and have considerably greater financial, technical and marketing resources than us. With respect to other mortgage banking and specially finance companies, there are many larger companies that focus on the same types of mortgage loans with which we directly compete for product. From time to time, one or more of these companies may be dominant in the origination and sale of mortgage loans. In addition, many financial services organizations that are much larger than us have formed national loan origination networks offering loan products that are substantially similar to our loan programs. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. In addition, the current level of gains realized by us and our competitors on the sale of non-conforming loans could attract additional competitors into this market. Additional competition may lower the rates we can charge borrowers, thereby potentially lowering gain on future loan sales and future securitizations. We may in the future also face competition from, among others, government-sponsored entities which may enter the non-conforming mortgage market. Existing or new loan purchase programs may be expanded by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Government National Mortgage Association ("GNMA") to include non-conforming mortgages, particularly those in the "A-" category, which constitutes a significant portion of our loan production. To the extent any sales competitors significantly expand their activities into our market, we could be materially and adversely affected. Fluctuations in interest rates and general economic conditions may also affect our competition. During periods of rising rates, competitors that have locked in low costs may have a competitive advantage. During periods of declining rates, competitors may solicit our customers to refinance their loans.

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
      We are subject to certain disclosure requirements under the Truth-in-Lending Act ("TILA") and Regulation Z promulgated under TILA. TILA is designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loan and credit transactions. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including loans of the type originated by us. In addition, TILA gives consumers, among other things, a right to rescind loan transactions in certain circumstances if the lender fails to provide the requisite disclosure to the consumer.

We are also subject to the Homeownership and Equity Protection Act of 1994 (the "High Cost Mortgage Act"), which makes certain amendments to TILA. The High Cost Mortgage Act generally applies to consumer credit transactions secured by the consumer's principal residence, other than residential mortgage transactions, reverse mortgage transactions or transactions under an open end credit plan, in which the loan has either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $400 or (ii) an annual percentage rate of more than ten percent points higher than United States Treasury securities of comparable maturity ("Covered Loans"). The High Cost Mortgage Act imposes additional disclosure requirements on lenders originating Covered Loans. In addition, it prohibits lenders from, among other things, originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan and including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The High Cost Mortgage Act also restricts, among other things, certain balloon payments and negative amortization features.
      We are also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), and Regulation B promulgated thereunder, the Fair Credit Reporting Act, as amended, the Real Estate Settlement Procedures Act of 1975, as amended, and the Home Mortgage Disclosure Act of 1975, as amended. ECOA prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status. Regulation B restricts creditors from requesting certain types of information from loan applicants. The Fair Credit Reporting Act, as amended, requires lenders, among other things, to supply an applicant with certain information if the lender denied the applicant credit. RESPA mandates certain disclosure concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services. In addition, beginning with loans originated in 1977, we must file an annual report with the U.S. Department of Housing and Urban Development ("HUD") pursuant to the Home Mortgage Disclosure Act, which requires the collection and reporting of statistical data concerning loan transactions.
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

Employees
      At December 31, 2003 we had 70 salaried employees and 136 commission based employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory

RISK FACTORS

In addition to the other information in this annual report on Form 10-KSB, the following factors should be considered in evaluating us and our business.

Risk Related to Our Business

We finance borrowers with lower credit ratings. The subprime loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we are required to repurchase

We are in the business of originating and selling conforming and non-conforming mortgage loans, which include sub-prime mortgage loans. Non-conforming mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the mortgage loan. Also, our cost of financing a delinquent or defaulted mortgage loan is generally higher than for a performing mortgage loan. We bear the risk of delinquency and default on mortgage loans beginning when we originate them and continuing even after we sell loans. We also reacquire the risks of delinquency and default for mortgage loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent on the loan for the first 90 days after transfer date, or in any sale (or securitization if we engage in securitizations in the future) if the loan materially violates our representations or warranties. At December 31, 2003, there was $584,250 of loans to be repurchased. No provision for losses has been taken as the management believes there is sufficient equity and Mortgage Insurance coverage for offsetting any shortcomings from forced sales.
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

If prevailing interest rates increase after we fund a mortgage loan, the value that we receive upon the sale or any securitization of the mortgage loan decreases. The cost of financing our mortgage loans prior to sale is based primarily upon the prime rate of interest. The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first two or three years. If the prime rate of interest increases after the time of loan origination, our net interest income--which represents the difference between the interest rates we receive on our mortgage loans pending sale and our prime rate-based cost of financing such loans--will be reduced. Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

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

Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business

Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the years ended December 31, 2003 and 2002, approximately 91% and 91%, respectively, of the loans we originated were collaterized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners' insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

Our business requires a significant amount of cash and if it is not available our business will be significantly harmed

Our primary source of cash is our existing warehouse credit facilities and the proceeds from the sales of our mortgage loans. We require substantial cash to fund our mortgage loan originations, to pay our mortgage loan origination expenses and to hold our mortgage loans pending sale. Our warehouse credit facilities also require us to observe certain financial covenants, including the maintenance of certain levels of cash and general liquidity.

As of year ended December 31, 2003, we financed substantially all of our existing loans through two separate warehouse credit facilities. One of our existing facilities is cancelable by the lender for cause at anytime and has a renewable one year term. The second warehouse had a term that expired on October 21, 2003 and the management decided not to renew this line after the expiration of its term. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

In addition, for the year ended December 31, 2003 we had a positive operating cash flow of $40.7 million, and for the year ended December 31, 2002, we had negative operating cash flow of approximately, $66.9 million, which resulted from the use of approximately, $628.2 million, and $358 million, respectively, of cash for new loan originations offset by cash proceeds from the sale of loans of, $663.6 million, and $290 million, respectively. The timing of our mortgage loan dispositions (which are periodic) is not always matched to the timing of our expenses (which are continuous). This requires us to maintain significant levels of cash to maintain acceptable levels of liquidity. Any decrease in demand in the whole mortgage loan market such that we are unable to timely and profitably sell our mortgage loans would inhibit our ability to meet our liquidity demands.

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

If we do not manage our growth effectively, our financial performance could be harmed

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2002, we had 76 employees, and by year end December 31, 2003, we had 70 full time and 136 commission based employees. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

Terrorist attacks or military actions may adversely affect our financial results

The effects that terrorist attacks in the United States or other incidents and related military action, or the result of the military actions by the U.S. and Coalition forces in Iraq or other regions, may have on our ability to originate mortgages on the values of the mortgaged properties can not be determined at this time. As a result of terrorist activity and military action, there may be a reduction in the new mortgages, which will adversely affect our ability to expand our mortgage originations. These potential consequences of terrorist attacks or military action will have an adverse affect on our financial results. Federal agencies and non-governmental lenders have, and may continue to, defer, reduce or forgive payments and delay foreclosure proceedings in respect of loans to borrowers affected in some way be recent and possible future events. In addition, activation of a substantial number of U.S. military reservists or members of the National Guard may significantly increase the proposition of mortgage loans whose mortgage rates are reduced by the application of the Soldiers' and Sailors' Civil Relief Act of 1940 or similar state laws, and neither the master service nor the services will be required to advance for any interest shortfall caused by any such reduction.

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

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease

A significant majority of our originations of mortgage loans comes from independent brokers. In 2002, 80% of our loan originations were originated through approximately 150 brokers. For the year ended December 31, 2003, 70.5% of our loans were originated through approximately 428 brokers from a list of 2200 approved brokers; no broker represented more than 7% of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

If the prepayment rates for our mortgage loans are higher than expected, our results of operations may be significantly harmed When a borrower pays off a mortgage loan prior to the loan's scheduled maturity, the impact on us depends upon when such payoff or "prepayment" occurs. Our prepayment losses generally occur after we sell (or securitize in the future) our mortgage loans and the extent of our losses depends on when the prepayment occurs. If the prepayment occurs within 12 to 18 months following a whole mortgage loan sale, we may have to reimburse the purchaser for all or a portion of the premium paid by the purchaser for the mortgage loan, again resulting in a loss of our profit on the mortgage loan.

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of mortgage loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See " Statutory and Regulatory Risks " below for a discussion of statutes related to prepayment penalties.

We are exposed to environmental liabilities, with respect to properties that we take title to upon foreclosure, that could increase our costs of doing business and harm our results of operations.

In the course of our activities, we may foreclose and take title to residential properties and become subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Moreover, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based upon damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations would be significantly harmed.

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

We are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, and we may be unable to compete effectively with financial institutions that are exempt from such restrictions.

The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the loan. A prepayment penalty payable by a borrower who repays a loan earlier than expected helps offset the reduction in value resulting from the early payoff. Consequently, the value of a mortgage loan is enhanced to the extent the loan includes a prepayment penalty, and a mortgage lender can offer a lower interest rate and/or lower loan fees on a loan which has a prepayment penalty. Prepayment penalties are an important feature to obtain value on the loans we originate.

Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we have relied on the federal Alternative Mortgage Transactions Parity Act (the “Parity Act”) and related rules issued in the past by the Office of Thrift Supervision (the “OTS”) to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption which federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a new rule that, as of July 1, 2003, reduced the scope of the Parity Act preemption preventing us from relying on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption requires us to comply with state restrictions on prepayment penalties. This may place us at a competitive disadvantage relative to financial institutions that continue to enjoy federal preemption of such state restrictions because such institutions are able to charge prepayment penalties without regard to state restrictions and thereby may be able to offer loans with interest rate and loan fee structures that are more attractive than we are able to offer.

In addition, on April 24, 2003, a New Jersey state appellate court relied on the new OTS rule to find that the Parity Act does not preempt New Jersey state law restrictions on prepayment penalties. This ruling is contrary to previous published court opinions which have upheld such preemption under the Parity Act, including a May 8, 2000 decision by the United States District Court in New Jersey which upheld such preemption with respect to New Jersey state law. Nonetheless, if the New Jersey state court’s decision were followed by other courts, it might call into question the validity of prepayment penalty provisions under which we have previously collected prepayment penalties and which we continued to include in our loan documentation prior to July 1, 2003 on the basis of the Parity Act exemption.

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

It is against our policy to engage in predatory lending practices, and we have generally avoided, and will continue to avoid, originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations, because the rating agencies generally will not rate securities backed by such loans and the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans, may cause us to cease operations in certain jurisdictions altogether and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime loans, making it difficult to fund, sell or securitize any of our loans. If we decide to relax our restrictions on loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could significantly harm our business, financial condition, liquidity and results of operations.

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

Sales of additional common stock may adversely affect our market price

The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. As of year end December 31, 2003, Raymond Eshaghian, our Chief Executive Officer, beneficially owned 9,500,000 shares of our common stock and four other stockholders, including M. Aaron Yashouafar, one of our directors, beneficially owned 5,000,000 shares of our common stock, and these five stockholders have the right to require us to register their respective shares. The sale of a large amount of shares by one or more of the five stockholders, or the perception that such sales may occur, could adversely affect the market price for our common stock. In addition, we expect that the legal, accounting, and other costs associated with the registration of those shares will be substantial.

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

Control by officer, director and majority stockholder

We are controlled by Raymond Eshaghian, who beneficially owns 64.0% of our outstanding common stock as of December 31, 2003. Mr. Eshaghian serves as our Chief Executive Officer and a member of our Board of Directors. As a result, Mr. Eshaghian is able to (i) elect a majority of our Board of Directors, (ii) approve the sale of our assets, mergers and other business combination transactions and (iii) direct and control our operations, policies, and business decisions.

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

ITEM 2. PROPERTIES
     Our primary executive and administrative offices are located in Los Angeles, California. We have a three-year lease expiring August 31, 2005 (with an option to renew for an additional five years) to use approximately 13,350 square feet of office space. The current aggregate annual rent for the leased property is approximately $264,0000.

ITEM 3. LEGAL PROCEEDINGS
      We are not a party to any material legal proceedings with respect to us, our subsidiary, or any of our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 2, 2003, we held our annual meeting of stockholders. Of 13,930,000 shares eligible to vote, 9,500,150 votes were returned, or 68.2%, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I — Election of Directors, Proposal II — Approval of 2003 Stock Option, Deferred Stock and Restricted Stock Plan, which provides for 2,000,000 shares of common stock to be authorized and reserved for issuance under the Stock Option Plan, and Proposal III — Ratification of the appointment of Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) as our independent auditors for the year ending December 31, 2003.

Proposal I — Election of Directors.

     The following individuals were elected to serve as our directors at the annual stockholders’ meeting, and to serve until their successors are elected and qualified at the next annual meeting of stockholders or until death, resignation or removal.

Director	For	Against	Witheld	Elected
Raymond Eshaghian	9,500,150	0	4,429,850	Yes
H. Wayne Snavely	9,500,150	0	4,429,850	Yes
M. Aaron Yashouafar	9,500,150	0	4,429,850	Yes

Proposal II — Approval of 2003 Stock Option, Deferred Stock and Restricted Stock Plan, which provides for 2,000,000 shares of our common stock to be authorized and reserved for issuance under the Stock Option Plan. This proposal was approved with 9,500,150 shares voted for, 0 voted against , and 4,429,850 votes withheld.

Proposal III — Ratification of the appointment of Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) as our independent auditors for the year ending December 31, 2003. This proposal was approved with 9,500,150 shares voted for, 0 voted against, and 4,429,850 votes withheld.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol “TMFZ.” Although shares of our Common Stock have been quoted on the OTC Bulletin Board since April 24, 2001, there has not been any public market activity prior to the quarter ending December 31, 2002. No assurance can be given that any public market activity for our Common Stock will continue to develop or be maintained. During the year ending December 31, 2003, the high and low bid price of our Common Stock was $1.45 and $0.52, respectively. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions in an established trading market.
     As of March 27, 2003, there were 97 holders of record of our Common Stock (including holders who are nominees for an undetermined number of beneficial owners). These figures do not include beneficial owners who hold shares in nominee name.
     We have not declared or paid any cash dividends on our Common Stock. Our current policy is to retain all of our earnings to finance the growth and development of our business.

EQUITY COMPENSATION PLAN INFORMATION
Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-KSB.

This annual report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”

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
  Escrow services income. We earn a fee for services we provide through our escrow division.

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

The following table sets forth our results of operations for the periods indicated. All figures except number of shares and per share data are in $000

	Years Ended December 31,
	2003	2002	2001	2000
Loan income
Income from sales of loans	22,507	11,338	5,944	1,886
Mortgage interest income	4,182	2,255	1,007	197
Commission income	77	66	47	24
Escrow services fees	269	0	0	0
Total loan income	27,035	13,659	6,998	2,107

Cost of loan origination and sale of mortgages
Commission expense	9,467	5,129	2,884	911
Warehouse interest expense	3,206	1,749	969	210
Other closing expenses	1,583	709	386	137
Total cost of origination and loan sale	14,256	7,587	4,239	1,258

Gross profit	12,779	6,072	2,759	849

Operating expenses
Salaries and wages	6,285	2,875	999	322
Occupancy	607	206	143	53
General and administration	2,412	1,753	1,263	307
Loss from REO	0	218	222	0
Total operating expenses	9,304	5,052	2,627	682

Income from operation	3,475	1,020	132	167

Other income (losses)	10	-9	-31	11

Income before tax	3,485	1,011	101	178

Provision for income tax	1,312	424	40	44

Net income	2,173	587	61	134

	As of December 31,
Balance sheet data:	2003	2002	2001	2000
Cash and cash equivalent	2,843	732	1,249	111
Restricted cash	489	1,521	158	118
Loans held for sale	45,398	83,082	14,917	11,433
Total assets	49,997	86,305	16,598	12,131
Total liabilities	44,359	82,848	14,909	11,531
Preferred stock	0	0	1,493	330
Total stockholder's equity	5,639	3,457	1,690	600
issued and outstanding shares	15,000,000	14,836,365	7,500	15,000
Earning per share	0.15	0.04	8.13	8.93

For the year ended December 31, 2003 we had operating income of $3,485,103 before provision for income tax. The net income available to common shareholders after provision for income tax was $2,173,103 or $0.15 per share.

During June and July 2003 the sudden increase in mortgage interest rates significantly reduced the refinance activities and posed new challenges for the mortgage industry. This sudden increase of rates adversely effected our third quarter earnings. However, the company’s management introduced new mortgage loan products that effectively shifted the emphasis of its production from refinancing of conforming type mortgages to funding purchase-money transactions and Alt-A type loans. Thus, we were able to maintain same level of production in the fourth quarter of 2003, while realizing higher profit margins from the sale of our loans.

Our cash and cash equivalent as of December 31, 2003 was $2,843,172 compared to $732,482 at December 31, 2002. On June 1, 2003 the company issued $2 million convertible subordinated debenture with interest rate of 15% per annum, which subsequently was redeemed on December 30, 2003. This debt was issued in order to increase the company’s net worth that was required for expansion of our warehouse credit facility.

The company had applied for additional warehouse facilities with two national lenders that required a minimum of $5 million in net worth in order to extend an aggregate of $50 million facility in addition to company’s existing line of $50 million with IMPAC Warehouse Lending Group. As of December 31, 2003 the stockholder’s equity excluding the convertible subordinated debt was sufficient for us to secure the additional warehouse facilities, and together with company’s strong cash position, it was deemed prudent to retire the convertible debenture that will save the company $300,000 in interest expense annually.

In April 2003 we established a new warehouse facility with Countrywide Home Loan, we subsequently terminated this facility in October, upon expiration of its term. This facility was restricted to funding loans that were scheduled to be delivered to Countrywide Home Loans and did not serve our needs effectively, especially after we shifted our product mix following rise in mortgage interest rates. At December 31, 2003 we were approved for a credit line of up to $50 million with Aurora Loan Services, of which we are currently using a $30 million facility. We have also obtained approval for an additional $15 million warehouse facility with Washington Mutual Bank that will become operational during second quarter 2004.

Our recent financial highlights include:

  Loan originations. For the twelve months ended December 31, 2003 we funded $628.2 million of loans compared to $357.7 million for 2002. Our wholesale channel, which originates loans through independent mortgage brokers, originated $442.9 million of loans in 2003 and $285.7 million in 2002.
  Whole loan sales - cash income from sale. For the twelve months ended December 31, 2003 we sold $663.6 million of loans compared to $289.9 million during 2002. Our revenue from sales of loan increased 99% to $22.5 million during twelve months ended December 31, 2003 compared to 11.3 million for the same period in 2002. The weighted average premium collected from sales of loans in 2003 was 2.3% compared to 2.4% in 2002.

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

The following table sets forth our results of operations as a percentage of total revenue for the three months and twelve months ended December 31, 2002 and 2003:

	2003	2002
Loan income
Income from sales of loans	83.25%	83.01%
Mortgage interest income	15.47%	16.51%
Commission income	0.28%	0.48%
Escrow services fees
Total loan income	100.00%	100.00%

Cost of loan origination and sale of mortgages
Commission expense	35.02%	37.55%
Warehouse interest expense	11.86%	12.80%
Other closing expenses	5.86%	5.19%
Total cost of origination and loan sale	52.73%	55.55%

Gross profit	47.27%	44.45%

Operating expenses
Salaries and wages	23.25%	21.05%
Occupancy	2.25%	1.51%
General and administration	8.92%	12.83%
Loss from REO	0.00%	1.60%
Total operating expenses	34.41%	36.99%

Income from operation	12.85%	7.47%

Other income (losses)	0.04%	-0.07%

Income before tax	12.89%	7.40%

Results of operations for twelve months ended December 31, 2003 compared to the same period in 2002

Revenue
Total revenue. Total revenue increased 97.9% from $13.7 million for twelve months ended December 31, 2002 to $27.0 million for the three months ended December 31, 2003. This increase was due to increases in income from sales of loans of $22.5 million and mortgage interest income of $4.2 million.

Income from sales of loans. Income from sales of loans increased 99.1% from $11.3 million for the twelve months ended December 31, 2002 to $22.5 million for the same period in 2003 due to higher volume of whole loan sales. Total whole loan sales increased 141.2% from $275.1 million for the twelve months ended December 31, 2002 to $663.6 million for the same period in 2003. This increase was due to increased loan originations during the twelve months ended December 31, 2003 compared to the same period in 2002. The weighted average premium for whole loan sales was 2.3% for loans sold in the twelve months ended December 31, 2003 compared to 2.4% for comparable period in 2002.

The lower weighted average premium we received from sales of loans in the twelve months ended December 31, 2003 reflect a decline in value of loans with lower mortgage rates which were originated and held for sale prior to the sharp increase of rates in June and July 2003.

Interest income on loans held for sale. Mortgage interest income increased 85.4% from $$2.3 million for the twelve months ended December 31, 2002 to $4.2 million for the comparable period in 2003. The increase in interest income was due to increase in the volume of loans originated in 2003 compared to 2002.

Commission fee income. To lesser extent, we earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income increased twelve months ended December 31, 2003.

Escrow fee income. Income from our escrow division was $269,000 for the twelve months ended December 31, 2003. Our escrow division was established late in 2002 and recognized negligible income in that year.

Cost of sales
Commission Expense. Commission expenses for mortgage loans sold during twelve months ended December 31, 2003 increased 84.58% to $9.5 million from $5.1 million in the twelve months ended December 31, 2002. This increase was due to an increased volume of origination. Commission expense, which is primarily pricing rebate paid by the company and origination fee deducted from borrower's fund at origination, are recognized at the time of sale to correspond with the recognition of income for the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale on our balance sheet. As of December 31, 2003, we had paid $870,000 in commissions for loans held for sale.

Warehouse interest expense. Warehouse interest expense represents the interest incurred on all financing associated with use of our warehouse credit facilities during the time our loans are on the line prior to their sale. Interest expense increased 83.3% to $3.2 million for the twelve months ended December 31, 2003 from $1.7 million for the same period in 2002. The increase in interest expense was due to the increase in our volume of borrowing offset partially by lower cost of financing of our facility with Countrywide Home Loans. Our average warehouse borrowing increased 105.8% from $31.0 million for 2002 to $63.8 million for 2003. The weighted average number of days we held loans before sale was 37 and 36 days respectively. The interest rate for one of our warehouse financing is a variable rate equal to prime rate plus 0.5%. The interest charge increased to prime plus 3% for loans held over 60 days. The interest rate for our second warehouse facility which was in use between April and October 2003 was equal to the 1 month LIBOR rate plus 2%.

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 123.27% to $1.6 million for the twelve months ended December 31, 2003 from $709,000 for the comparable period in 2002. This increase reflects the additional cost related to increased volume loan origination as well as the added cost of acquiring leads for our retail mortgage origination.

Operating expenses

Total operating expenses. Total operating expenses increased 84.2% from $5.1 million for the twelve months ended December 31, 2002 to $9.3 million for the twelve months ended December 31, 2003. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

Salaries and wages. Salaries and wages increased 118.6% from $2.9 million for the twelve months ended December 31, 2002 to $6.3 million for the twelve months ended December 31, 2003. The increase was due to growth in the number of our employees, as well as higher commission and bonus expenses related to loan production. The total number of our employees decreased from 302 at December 31, 2002 to 206 at December 31, 2003 including 136 commission based employees. This decrease was primarily in the number of commission only sales employees.

Occupancy.Occupancy expense increased 194.7% from $206,000 for the twelve months ended December 31, 2002 to $607,000 for the twelve months ended December 31, 2003. The increase resulted from an expansion in leased office space. The occupancy expense in 2003 includes cost of leasehold improvements for office space which we occupied on a month-to-month basis and discontinued to use when we reduced our retail sale operation after the rise in mortgage rates and lower refinancing activity.

General and administrative. General and administrative expenses increased 37.6% from $1.8 million for the twelve months ended December 31, 2002 to $2.4 million for the twelve months ended December 31, 2003. This increase was due to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

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

As of December 31, 2003, we had not made any provision for losses from Real Estate Owned or loans in default. While, at December 31, 2003 we had outstanding requests from purchasers of our closed loans to repurchase 3 loans with total note amount of $584,250 due to early payment default, the management believes that our interest in each mortgage loan is sufficiently covered by owner’s equity or private mortgage insurance.

In September 2003 we completed the repurchase of one loan for total amount of $315,000. Concurrently, we entered into an agreement with the borrower where the borrower transferred the ownership of the property to us in lieu of foreclosure. As of December 31, 2003 we had taken title to this property and are currently collecting rent from tenants in all units. This property is classified as REO, and we expect to sell this property at no loss. At December 31, 2003 we had two other loans that were classified as REO. One loan in the amount of $139,000 was repurchased due to early payment default and one loan in the amount of $118,000 was foreclosed by us while held for sale. Subsequently, we have sold the foreclosed property at a price above the original loan amount. The second property is covered by PMI and a claim has been filed with the insurer and we are expecting to sell the property upon approval of the insurer.

Provision for income tax. Provision for income tax increased from $424,000 for the twelve months ended December 31, 2002 to $1,312,000 for twelve months ended December 31, 2003. This increase was a result of the increase in our income before taxes from $1 million for the twelve months ended December 31, 2002 to $3.5 million for the twelve months ended December 31, 2003.

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

On June 1, 2003 we entered into an agreement to borrow $2,000,000 in the form of a convertible subordinated note to further increase our capitalization. The three-year note, which matures on May 31, 2006, bears interest at 15% per annum payable monthly. At the option of the holder of the note all unpaid interest and principal is convertible into shares of our common stock at $0.70 per share. As a result of our profitability in 2003 and our strong cash position, on December 30, 2003 we redeemed this note in full.

As of December 31, 2003, we had one warehouse credit facility to finance our loan originations. After funding the loans, we sell our mortgage loans within one to three months of origination and pay off the warehouse credit facilities with the proceeds. Our warehouse facility is structured as repurchase agreements, where the warehouse will provide the funds for origination of loans and will hold the collateral until we repurchase the loans to sell them to the investors. Under terms of such agreement, the investor would send the purchase proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

Our warehouse credit facility with IMPAC Warehouse Lending Group (IWLG) in the amount of $50 million accrues interest at a rate based upon prime rate plus a specified spread, which currently is 0.5% for all loans less than 60 days old and 3% for loans aged over 60 days. This facility has a one year term and is automatically renewed. The financing under this facility allows temporary increases of up to $20 million in addition to the $50 million facility. As of December 31, 2003 we had an outstanding balance of $42.4 million on this facility.

In April 2003, we established a new repurchase facility with Countrywide Home Loans for total amount of up to $50 million. This facility is structured as an early purchase plan, where the funds can be used to originate loans which will be sold to Countrywide Home Loans. This facility contains a sub-limit for various categories of loans such as “wet” funding (loans for which the collateral custodian has not yet received the related loan documents) or Alt-A loans and it has a six-month term. Under terms of this facility, we were obligated to repurchase any loan which did not match CHL’s investment guideline. Declination by CHL to purchase a loan does not affect saleability of such a loan to other investors. However, we were required to use our own funds to repurchase the loan or arrange for a transfer of those loans to other warehouse facilities within 3 business days. In October 2003 we terminated this facility upon expiration of its term. This early purchase plan with Countrywide Home Loans had a cost of borrowing equal to the 1 month LIBOR rate (1.12% as of October 21, 2003) plus 2%. As of December 31, 2003 we had no outstanding balance on this line.

The following is a summary of terms and material information about each of our warehouse facilities as of December 31, 2003:

Warehouse Lender	IWLG

Total Facility Amount	$ 50,000,000
Permissible Temporary Bulge	$ 20,000,000
Expiration Date	Upon notice

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of December 31, 2003 we were in compliance with covenants of our warehouse facility

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the next six months.

Off-Balance Sheet Arrangements We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of December 31, 2002 we held $26.1 million in loans which had not been committed for sale. Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

The following table summarizes impact of — 100 basis points (bps), -50 bps, 50 bps and 100 bps change in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from uncommitted loans.

Change in Interest Rate (bps)	-10	0	-50	0	50	100

Change in Revenue from sale	65	2	326	0	-326	-652
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

ITEM 7. FINANCIAL STATEMENTS
     The information required by this Item 7 is incorporated by reference to TMSF Holdings, Inc.‘s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
     None

ITEM 8A. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures

     The term “disclosures controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a – 14 of the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. As of the end of the period covered by this report(the “Evaluation Date”), we carried out an evaluation under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

     (b)  Changes in internal control

      There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rules Bu-15(f) and 15d-15(f) that occurred during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, the company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

     We have adopted a code of business conduct and ethics within the meaning of Item 406(b) of Regulation S-B. This code of ethics applies to our directors, excutive officers and employees, including our CEO, CFO and Controller. This code of ethics is publicly available in the corporate governance section of the investor relations page of our website located at www.TMSFHOLDINGS.COM and in print upon request to the Secretary at TMSF Holdings, Inc., 727 W 7th St. Suite 850, Los Angeles, California 90017. If we make amendments to the code of ethics or grant any waiver that the SEC requires us to disclose, we will disclose the nature of such amendment or waiver on our website.

     The following table provides certain information with respect to the executive officers and directors of the Company.

Name	Age	Position
Raymond Eshaghian	34	Chairman of the Board, Chief Executive Officer, President and
		Secretary
Masoud Najand	50	Chief Financial Officer
H. Wayne Snavely(1)	62	Director
M. Aaron Yashouafar(1)	42	Director

____________________
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

     M.  Aaron Yashouafar has served as a member of the Company’s Board of Directors since October 2002. Mr. Yashouafar is an owner of Milbank Real Estate Services, Inc., a commercial real estate investment and management company in Los Angeles, California, and he has served as its Chief Executive Officer since 2000. Prior to becoming its Chief Executive Officer, Mr. Yashouafar served as Executive Vice President of Milbank Real Estate Services from 1993 to 2000. Additionally, Mr. Yashouafar served as Vice President of Supreme Property Management Company from 1983 to 1993. Massoud Yashouafar graduated from California State University at Northridge in 1982 with a degree in Business Administration.

     There are no family relationships between any of the directors or executive officers of the Company.

Audit Committee Financial Expert

The Company's board of directors has determined that at least one person serving on the Audit Committee is an "audit committee financial expert" as defined under Item 401(e) of Regulation S-B. H. Wayne Snavely is an "audit committee financial expert" and is independent as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

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

     To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year which ended December 31, 2003, all Section 16(a) filing requirements applicable to the Company’s executive officers, directors and greater than ten percent stockholders were satisfied by such persons, except that M. Aaron Yashouafar, and Solyman Yashouafar and H. Wayne Snavely, each filed one report late with respect to one transaction.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation earned by the Company’s Chief Executive Officer and each of the other executive officers whose annual salary and bonus during 2000, 2001 and 2002 exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Compensations $	Payouts All other compensation $

Raymond Eshaghian	2003	250,000	200,000	--	13,610(4)
Chairman of the Board,	2002	250,000	125,000	--	13,060(4)
Executive Officer,	2001	250,000	144,487	62,065(3)	--
President and Secretary					11,820(4)

Masoud Najand	2003	104,000	40,000	--	--
Chief Financial Officer	2002	96,000	30,500	--	--
	2001	89,561	39,500	--	--

(1)	Mr. Eshaghian has served as the Chairman of the Board, Chief Executive Officer, President and Secretary of the Company since October 2002 when The Mortgage Store Financial, Inc. ("The Mortgage Store") became a wholly-owned subsidiary of the Company and the Company changed its name from Little Creek, Inc. to TMSF Holdings, Inc. (the "Reorganization"). Prior to the completion of the Reorganization, Mr. Eshaghian served as President of The Mortgage Store. See "Certain Relationships and Related Transactions--The Mortgage Store." Mr. Eshaghian's compensation is reported in the table with respect to his positions at both the Company and The Mortgage Store for the years ended December 31, 2003, 2002, 2001 and 2000.

(2)	Mr. Najand has served as the Chief Financial Officer of the Company since October 2002 when the Reorganization was completed. Prior to the completion of the Reorganization, Mr. Najand served as Controller of The Mortgage Store, which he joined in January 2001. Mr. Najand's compensation is reported in the table with respect to his positions at both the Company and The Mortgage Store for the years ended December 31, 2003, 2002 and 2001.

(3)	Represents car allowance.

(4)	Represents life insurance

Compensation of Directors

     The Company does not pay its non-employee directors any annual compensation for their services or for attendance at Board or committee meetings. However, the Company paid H. Wayne Snavely consulting fees of $35,000 in 2002 and $40,000 in 2003. Officers of the Company who are members of the Board of Directors are not paid any directors’ fees.

Stock Option Plan

     During the year ended December 31, 2003 Mr. H. Wayne Snavely was awarded 750,000 options to purchase Company stock at a certain price and exercisable at a certain period. These options are issued outside the Equity Compensation Plan of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock as of March 30, 2004 by (i) each person known to the Company to beneficially own more than five percent of the Company’s common stock, (ii) each director, (iii) the Company’s executive officers, and (iv) all directors and executive officers as a group.

     The percentage ownership is calculated using 15,000,000 shares of the Company’s common stock that were outstanding as of March 30, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities, or the right to acquire voting or investment power within 60 days through the exercise of an option, warrant or right, through the conversion of a security, or through the power to revoke a trust. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. The address of each of such persons listed below is c/o: TMSF Holdings, Inc., 727 Seventh Street, Suite 850, Los Angeles, CA 90017.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Raymond Eshaghian	9,500,000		63.3%
M. Aaron Yashouafar	2,000,000		13.3
H. Wayne Snavely	--		--
Masoud Najand	--		--
Solayman Yashouafar	1,790,000		11.9
H. Joseph Nourmand	1,070,000	(1)	7.1
All directors and officers as a group (4 persons)	11,500,000		76.7

(1)

Mr. Nourmand directly owns 535,000 shares and beneficially owns an additional 465,000 shares held by his wife, Doris Nourmand, 35,000 shares held by one minor daughter and 35,000 shares held by another minor daughter, all of whom share the same household. Under the rules of the Securities and Exchange Commission, Ms. Nourmand also beneficially owns the same 1,070,000 shares of our common stock

     As of March 30, 2004, Raymond Eshaghian beneficially owned approximately 63.3% of the voting power of the Company’s common stock. By virtue of this stock ownership, Robert Greenberg may be deemed to be a “control person” of the Company within the meaning of the rules and regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Securities Authorized for Issuance Under Equity Compensation Plans

     During the year ended December 31, 2003, the Company adopted an equity compensation plan (including individual compensation arrangements), which was approved by the Company's stockholders, pursuant to which 2,000,000 shares. As of December 31, 2003 no shares or options were granted pursuant to this plan.

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

Related Party Transactions

     During the years ended December 31, 2003 and 2002, the Company paid $0 and $30,000, respectively, for consulting expenses to a company owned by a relative of the principal shareholder and $60,000 and $130,000, respectively, for marketing expenses to a company owned by a relative of the principal shareholder. In addition, during the years ended December 31, 2003 and 2002, the Company paid consulting expenses of $40,000 and $35,000, respectively, to a director and $0 and $66,250, respectively, to a shareholder. The Company also leases its office facilities from a shareholder(see Note 8).

     The Company has entered into a consulting agreement with H. Wayne Snavely, a member of the Company’s Board of Directors. See “Executive Compensation—Compensation of Directors.”

     On June 1, 2003 the Registrant sold a $2,000,000 principal amount of 15% convertible subordinated note due May 31, 2006 to an accredited investor entity that is beneficially owned by M. Aaron Yashouafar a director of the Company. Exemption from registration requirements was claimed under the Securities Act of 1933 in reliance on Section 4(2) thereof or Rule 506 of Regulation D promulgated thereunder. The three-year note, accumulated interest at 15% per annum payable monthly. At the option of the holder of the note, all unpaid interest and principal was convertible into shares of the Registrant’s common stock at $0.70 per share. Proceeds from this offering was used to finance the operations and expansion of the Registrant as well as to be pledged for obtaining additional warehouse credit facilities. On December 30, 2003 the Registrant retired the note by paying off all principal and accumulated interest.

Lease Agreement

     In October 2002, the Company began leasing its corporate offices from Milbank Real Estate Services, Inc., a commercial real estate investment and management company that is owned in part by Massoud Yashouafar, who is a member of the Company’s Board of Director and 10% stockholder.The Company paid approximately $311,000 to Milbank Real Estate Services for the lease of its corporate offices during the twelve months ending December 31, 2003. The lease, which expires in 2008, provides for future lease payments of approximately $1.0 million during the term of the lease.

Private Placement

     On November 29, 2002, an aggregate of 5,000,000 shares of the Company's common stock, par value $0.001, was sold and issued at a price of $0.60 per share in a private offering to four accredited investors pursuant to Regulation D of the Securities Act in exchange for $2,000,000 principal amount of notes that was previously issued by The Mortgage Store to affiliates of the investors and a cash payment of $1,000,000.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit Number	Description of Exhibit

2	Plan of Reorganization and Stock Exchange Agreement (incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 6, 2002).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

4.2	Registration Rights Agreement dated November 29, 2002 among the Registrant and certain stockholders (incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

4.2(a)	List of Registrant's stockholders who entered into Registration Rights Agreement referenced in Exhibit 4.2 with the Registrant (incorporated by reference to Exhibit 4.2(a) of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

4.3	Registration Rights Agreement dated December 6, 2002 between the Registrant and Raymond Eshaghian (incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

10.1	2003 Stock Option, Deferred Stock and Restricted Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

10.2	Lease Agreement dated August 31, 2002 between The Mortgage Store Financial, Inc., a subsidiary of the Registrant, and Roosevelt Building (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

10.3	Consulting Services Agreement dated October 23, 2001 between The Mortgage Store Financial, Inc., a subsidiary of the Registrant, and H. Wayne Snavely (incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

23	Consent of SLGG LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a - 14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a - 14(a).

32.1	Certification Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     During the fiscal year ended December 31, 2003, the Company retained Singer Lewak Greenbaum & Goldstein, LLP as independent auditors and paid the following fees for services rendered:

	For the year Ended December 31,
	2003	2002
Audit Fees	110,000	76,198
Audit-related Fees (1)	7,000	--
Tax Fees (2)	8,000	--
All other fees	--	--

Total audit and non-audit fees	125,000	76,198

(1) Review of Registration Statement for SB-2 filing.
(2) Preparation of tax return

Pre-Approval Policies and Procedures for Audit and Non-Audit Services

The audit committee pre-approves all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(I)(B) of the Exchange Act which are approved by the audit committee prior to the completion of the audit. The audit committee may form and delegate authority to subcommittees consisting of one or more members of the audit committee when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting. In pre-approving the services in 2003 under audit related fees, tax fees or all other fees, the audit committee did not rely on the de minimis exception to the SEC pre-approval requirements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 30th day of March, 2003.

TMSF HOLDINGS, INC. by /S/ RAYMOND ESHAGHIAN Raymond Eshaghian Chairman of the Board

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

Signature	Title	Date
/S/ RAYMOND ESHAGHIAN Raymond Eshaghian	Chairman of the Board, Chief Executive Officer, Secretary and Director	March 30, 2004
/S/ MASOUD NAJAND Masoud Najand	Chief Financial Officer	March 30, 2004
/S/ M.AARON YASHOUAFAR M. Aaron Yashouafar	Director	March 30, 2004
/S/ H.WAYNE SNAVELY H.Wayne Snavely	Director	March 30, 2004

TMSF HOLDINGS, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
TMSF Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of TMSF Holdings, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, consolidated the financial statements referred to above present fairly, in all material respects, the financial position of TMSF Holdings, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 23, 2004

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2003

ASSETS
Current assets
Cash and cash equivalents	2,843,172
Mortgage loans held for sale	45,398,220
Prepaid expenses	32,491
Employee advances	109,926

Total current assets	48,383,809

Restricted cash	489,214

Real estate owned	558,998

Property and equipment, net	383,832

Deposits and other assets	181,515

Total assets	49,997,368
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Warehouse line of credit	42,357,240
Accounts and other payables	421,147
Escrow funds payable	54,308
Accrued expenses	59,028
Accrued income taxes	1,195,895
Deferred tax liability	271,000

44,358,618
Commitments and contingencies

Shareholder's equity
Preferred stock, $0.001 par value
10,000,000 shares authorized
no shares issued and outstanding	--
Common stock, $0.001 par value
100,000,000 shares authorized
15,000,000 shares issued and outstanding	15,000
Additional paid-in capital	3,043,182
Retained earnings	2,580,568

Total Shareholder's Equity	5,638,750

Total Liabilities and shareholder/s equity	49,997,368

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
For the years ended December 31,

	2003	2002
Loan income
Sale of mortgages	22,507,254	11,337,711
Interest on loans	4,182,439	2,255,307
Escrow service fees	267,796	--
Loan origination fees	77,439	66,441

Total loan income	27,034,928	13,659,459

Costs of loan origination and sale of mortgages
Appraisals	486,595	340,362
Commissions	9,467,442	5,128,928
Credit reports	164,023	75,968
Other costs	724,234	176,894
Signing service	--	370
Warehouse fees	207,483	116,119
Warehouse Interest expense	3,206,080	1,748,775

Total costs of loan origination and sale of mortgages	14,255,857	7,587,416

Gross profit	12,779,071	6,072,043

Operating expenses	9,303,983	5,051,694

Income from operations	3,475,088	1,020,349

Other income (expense)
Interest income	11,909	12,302
Other income	2,215	--
Loss on disposal of property and equipment	(4,109)	(21,096)

Total other income (expense)	10,015	(8,794)

Income before provision for income taxes	3,485,103	1,011,555

Provision for income taxes	1,312,000	423,800

Net income	2,173,103	587,755

Less preferred stock dividends	--	194,873

Net income available to common shareholders	2,173,103	392,882

Basic and fully diluted earnings per share	0.15	0.04

Basic and fully diluted weighted-average

common shares outstanding	14,984,309	9,569,913

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
December 31, 2003

	Preferred Stock								Additional
	Class A		Class B		Class C		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December
31, 2001	1,000	275,000	100	217,800	1,000	1,000,000	9,500,000	9,500	40,500	14,583	1,557,383
Issuance of
preferred stock					1,000	1,000,000					1,000,000
Redemption of
preferred stock			(50)	(110,200)							(110,200)
Redemption of
preferred stock in
share exchange	(1,000)	(275,000)	(50)	(107,600)	(2,000)	(2,000,000)					(2,382,600)
Changes due to
recapitalization							336,365	336	(336)
Issuance of
Common stock in
private placement							5,000,000	5,000	2,995,000		3,000,000
Dividend
distributions										(194,873)	(194,873)
Net income										587,755	587,755
Balance, December
31, 2002	--	--	--	--	--	--	14,836,365	14,836	3,035,164	407,465	3,457,465
Issuance of common
stock upon exercise
of warrants							163,635	164	8,018		8,182
Net Income (unaudited)										2,173,103	2,173,103
Balance, December
31, 2003		$--		$--		$--	$15,000,000	$15,000	$3,043,182	$2,580,568	$5,638,750
Balance, December

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2003	2002
Cash flows from operating activities
Net income	$ 2,173,103	$ 587,755
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	105,191	44,002
Loss on disposal of property and equipment	4,109	21,096
(Increase) decrease in
Mortgage loans held for sale	37,683,320	(68,359,714)
Prepaid expenses	176,570	(206,696)
Income tax receivable	159,000	(159,000)
Employee advances	(11,140)	(93,986)
Deposits and other assets	56,496	(81,457)
Increase (decrease) in
Accounts and other payables	(556,986)	876,465
Accrued expenses	5,146	53,882
Income tax payable	1,195,895	(61,747)
Deferred tax liability	(229,000)	498,000

Net cash provided by (used in) operating activities	40,761,704	(66,881,400)

Cash flows from investing activities
Increase in restricted cash	1,031,527	(1,362,476)
Real estate owned	(558,998)	--
Purchase of property and equipment	(227,628)	(219,957)

Net cash provided by (used in) in investing activities	244,901	(1,582,433)
Cash flows from financing activities
Warehouse lines of credit	(38,904,097)	66,635,185
Proceeds from convertible, subordinated note payable -
related party
	2,000,000	--
Payments on convertible, subordinated note payable -
related party
	(2,000,000)	--
Issuance of preferred stock
	--	1,000,000
Redemption of preferred stock
	--	(492,800)
Dividends paid to preferred shareholder
	--	(194,873)
Issuance of common stock	8,182	1,000,000

Net cash provided by (used in) financing activities	(38,895,915)	67,947,512

Net increase (decrease) in cash and cash equivalents	$ 2,110,690	$ (516,321)

Cash and cash equivalents, beginning of year	732,482	1,248,803

Cash and cash equivalents, end of year	$ 2,843,172	$ 732,482

Supplemental disclosures of cash flow information

Interest paid	$ 182,065	$ --

Income taxes paid	$ 185,000	$ 82,410

Supplemental schedule of non-cash investing and financing activities.
During the year ended December 31, 2002, the Company issued $2,000,000 of common stock in exchange for a note payable for the same amount.

During the year ended December 31, 2002, the Company redeemed $2,000,000 of preferred stock from its sole shareholder by issuing a note payable for the same amount.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

In August 2003, the Company formed a new subsidiary, CPV Limited, Inc. The sole purpose of the new subsidiary is to hold the real estate properties repossessed by the Company.

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

In addition, on the closing, TMSF Holdings, Inc. entered into a one-year consulting agreement under which it was required to pay the consultant $265,000 and issued a five-year warrant to purchase 163,635 shares of common stock of TMSF Holdings, Inc. at a per share exercise price of $0.05. The fair value of the warrants was insignificant. All warrants were exercised in February 2003. The consulting fee was amortized over one year.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of TMSF Holdings, Inc. and its wholly owned subsidiaries, The Mortgage Store Financial, Inc. and CPV Limited, Inc. (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

 F-7

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, mortgage loans held for sale, and warehouse lines of credit. The book value of these financial instruments are representative of their fair values.

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2003 and 2002 were $17,018 and $70,964, respectively.

 F-7

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. At December 31, 2003, the net deferred tax liability is primarily a result of the use of differing depreciation methods between financial and tax reporting purposes, and the difference in the tax and book basis of mortgage loans held for sale. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

During the year ended December 31, 2003, the Company changed its method of reporting for tax purposes from cash to accrued as the Company is no longer eligible to use the cash basis for preparing its tax returns.

Earnings Per Share
The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earning per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

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

Concentration of Credit Risk
At December 31, 2003, the Company maintained cash balances with banks totaling $4,884,964 in excess of federally insured amounts of $100,000 per bank.

 F-7

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Customers
During the year ended December 31, 2003, the Company sold 44%, 23%, and 13% of its mortgage loans to three institutional investors. During the year ended December 31, 2002, the Company sold 33%, 27%, 22%, and 12% of its mortgage loans to four institutional investors.

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

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a certain percentage, usually 1% of the outstanding balance, on reserve. The Company does not have access to these funds. Such cash balances at December 31, 2003 aggregated to $489,214.

 F-7

NOTE 3 — RESTRICTED CASH (Continued)

The Company also maintains an escrow account in a financial institution for funds that are to be reimbursed to borrowers when the escrow closes. Cash balances in the escrow account were $54,308 at December 31, 2003.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 consisted of the following:

Furniture and fixtures	$ 98,264
Office equipment	138,959
Computer equipment	293,181
Leasehold improvements	20,000

550,404
Less accumulated depreciation and amortization	166,572

Total	$383,832

Depreciation and amortization expense was $105,191 and $44,002 for the years ended December 31, 2003 and 2002, respectively.

NOTE 5 — BANK LINE OF CREDIT

The Company maintains an unsecured bank line of credit without a stated expiration date. The Company may borrow up to $50,000. Borrowings bear interest at the bank’s prime rate (4% at December 31, 2003), plus 2.5% per annum. The bank line of credit was unused at December 31, 2003.

NOTE 6 — WAREHOUSE LINES OF CREDIT
The Company maintains a warehouse line of credit with a financial institution, which is subject to renewal on an annual basis. Advances are received by the Company up to a maximum of $50,000,000 based upon a specified percentage of mortgage loans, which are pledged as collateral, and interest accrues at prime (4% December 31, 2003), plus 0.5% per annum.

 F-7

NOTE 6 — WAREHOUSE LINES OF CREDIT (Continued)

In addition, the financial institution may allow at its discretion additional borrowings up to $20,000,000 as an over-advance facility. As of December 31, 2003, the Company had no borrowings under this over-advance facility. Advances are due upon the earlier of the sale of the mortgage loans that are pledged as collateral or a specified period of time from the date on which the advance was received. The warehouse line of credit is guaranteed by the shareholder and contains a financial covenant concerning a minimum net worth of $3,438,870. At December 31, 2003, management believes the Company was in compliance with such covenant.

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender in excess of a specified percentage of the loan amount agreed upon by the warehouse lenders. At December 31, 2003, the pledged amounts aggregated to $434,906.

During the year ended December 31, 2003, the Company secured a second warehouse line of credit with one of its investors. The Company could borrow up to $50,000,000 to fund mortgage loans that met the investor’s criteria. Interest accrued at the one month London Inter-Bank Offering Rate (1.12% at December 31, 2003), plus 2% for conforming loans and 2.125% for expanded and jumbo loans. Advances were due upon the sale of the mortgage loans that were pledged as collateral. The warehouse line of credit was guaranteed by the majority shareholder of the Company and contained financial covenants concerning a minimum net worth of $3,500,000 and minimum liquidity of $850,000 in cash and cash equivalents. The balance owed under this warehouse line of credit was paid in full and the line of credit expired in October 2003.

NOTE 7 — CONVERTIBLE, SUBORDINATED NOTE PAYABLE — RELATED PARTY

During the year ended December 31, 2003, the Company entered into a $2,000,000 note payable agreement with a shareholder. The note payable bore interest at 15% per annum and was due and payable on May 31, 2006. The note payable and all accrued interest were convertible into shares of common stock at the sole option of the shareholder at a rate of $0.70 per share, which was the fair value of the Company’s common stock at the date of issuance of the note payable. The note payable was subordinated to all of the Company’s creditors. The Company paid $169,315 in interest on this note payable during the year ended December 31, 2003. The note payable was paid in full in December 2003.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Leases
The Company leases its office facilities from its shareholder, which expires in August 2007. In addition, the Company leases a copier and vehicles under non-cancelable operating leases with a third party, which expire through May 2005. The Company is required to pay for taxes, insurance, and maintenance.

Future minimum lease payments under these non-cancelable operating leases as of December 31, 2003 were as follows:

Year Ending December 31,	Related Party	Other	Total

2004	243,000	$25,090	$ 268,090
2005	243,000	19,239	262,239
2006	243,000	--	--
2007	243,000	--	--
2008	40,500	--	--
Total	$1,012,500	$44,329	$1,056,829

Rent expense was $411,516 and $203,848 for the years ended December 31, 2003 and 2002, respectively. Rent paid to the shareholder for the years ended December 31, 2003 and 2002 amounted to $311,076 and $48,529, respectively.

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

During the year ended December 31, 2003, the Company repurchased four loans that were collateralized by three properties with an aggregate balance of $558,998. This amount was recorded as real estate owned at December 31, 2003. One of these properties was sold subsequent to December 31, 2003.

During the year ended December 31, 2002, the Company repurchased two loans with an aggregate balance of $848,203. The Company took title to one property in March 2002 and the other in May 2002 and recorded these properties as real estate owned. At December 31, 2002, both of the properties related to the purchased loans were sold, and a loss of $115,913 was recognized on the sale.

 F-7

NOTE 8 — COMMITMENTS AND CONTINGENCIES (Continued)

Mortgage Loan Purchase Agreements (Continued)
During the years ended December 31, 2003 and 2002, the Company recorded losses of $127 and $217,740, respectively, with regard to repurchased loans and the real estate owned, which are included in operating expenses on the accompanying statements of income.

Reverse Merger
The Company became a publicly traded company through a reverse merger with an unrelated entity, which had prior operations in an unrelated business. There may be potential liabilities incurred by the prior business, which are unknown to the Company’s management at this time, which the Company may be held liable. The Company does not have any insurance for liabilities incurred as result of business conducted prior to the reverse merger.

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

Private Placement Offering of Common Stock
During December 2002, the Company’s Board of Directors approved to raise additional equity capital through a private placement offering for the issuance and sale of up to 2,000,000 shares of common stock at $1.50 per share. As of December 31, 2003, no additional capital was raised.

Private Placement Offering of Common Stock
During January 2003, the Company’s Board of Directors approved to raise additional equity capital through a private placement offering for the issuance and sale of up to 1,000,000 shares (unaudited) of common stock at $1.50 per share. As of December 31, 2003, no additional capital was raised.

Stock Options
In June 2003, the Company approved the issuance of stock options to a director. The agreement grants the director options to purchase 750,000 shares of common stock at an exercise price of $1 per share. The options vest in 24 equal monthly installments, commencing in December 2003, and expire in five years. The fair value of the options was estimated at $198,700 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 4%, expected volatility of 50%, and a dividend yield of 0%. The expense for the year ended December 31, 2003 was immaterial.

 F-7

NOTE 10 — INCOME TAXES

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the years ended December 31, 2003 and 2002:

	2003	2002
Current
Federal	$ 1,204,000	$(77,000)
State	339,000	800
	1,543,000	(76,200)
Deferred
Federal	(203,000)	402,000
State	(28,000)	98,000
	(231,000)	500,000
Total	$ 1,312,000	$ 423,800

At December 31, 2003, components of net deferred tax assets (liabilities) in the accompanying balance sheet include the following amounts of deferred tax liabilities:

Deferred tax asset (liability)
Current
Prepaid expenses	$(396,000)
Accrued expenses	26,000
Change from cash to accrual	(51,000)
State taxes	139,000
Net operating losses	11,000

Net deferred tax asset (liability)	$(271,000)

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the years ended December 31, 2003 and 2002:

	2003	2002
Federal tax on pretax income at statutory rates	$ 1,185,000	$344,000
State tax, net of federal benefit	205,000	64,000
Net operating loss carryback	--	15,000
Other	(78,000)	800

Total	$ 1,312,000	$423,800

NOTE 11 — RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2002, the Company paid $0 and $30,000, respectively, for consulting expenses to a company owned by a relative of the principal shareholder and $60,000 and $130,000, respectively, for marketing expenses to a company owned by a relative of the principal shareholder. In addition, during the years ended December 31, 2003 and 2002, the Company paid consulting expenses of $40,000 and $35,000, respectively, to a director and $0 and $66,250, respectively, to a shareholder. The Company also leases its office facilities from a shareholder (see Note 8).

NOTE 12 — SUBSEQUENT EVENTS

In February 2004, the Company entered into a warehouse credit agreement with a financial institution. This credit facility is structured as a repurchase agreement where the financial institution may, at its sole discretion, purchase mortgage loans from the Company. The maximum purchase amount on this credit line is $30,000,000. This agreement also requires that the Company comply with certain financial covenants.

In February 2004, the Company entered into three consulting agreements with related parties. The agreements are for a period of one year, and the Company is obligated to pay a total of $500,000 under these agreements.

 F-7