Form 10KSB/A
period 2003-12-31
TMSF HOLDINGS INC
filed 2004-04-06
CIK 1100125

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

TMSF HOLDINGS, INC.
2003 FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS

Explanatory Note:
We are amending the following item of our annual report on Form 10-KSB for the fiscal year December 31, 2003 on the pages attached hereto.

	PART III	PAGE
ITEM 13	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	3
SIGNATURES		5

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit Number	Description of Exhibit

2	Plan of Reorganization and Stock Exchange Agreement (incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 6, 2002).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

4.2	Registration Rights Agreement dated November 29, 2002 among the Registrant and certain stockholders (incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

4.2(a)	List of Registrant's stockholders who entered into Registration Rights Agreement referenced in Exhibit 4.2 with the Registrant (incorporated by reference to Exhibit 4.2(a) of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

4.3	Registration Rights Agreement dated December 6, 2002 between the Registrant and Raymond Eshaghian (incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

10.1	2003 Stock Option, Deferred Stock and Restricted Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

10.2	Lease Agreement dated August 31, 2002 between The Mortgage Store Financial, Inc., a subsidiary of the Registrant, and Roosevelt Building (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

10.3	Consulting Services Agreement dated October 23, 2001 between The Mortgage Store Financial, Inc., a subsidiary of the Registrant, and H. Wayne Snavely (incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2002).

23+	Consent of SLGG LLP.

24+	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a - 14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a - 14(a).

32.1	Certification Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________
+   Previously filed.

(b) Reports on Form 8-K
     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 6th day of April, 2004.

TMSF HOLDINGS, INC. by /S/ RAYMOND ESHAGHIAN Raymond Eshaghian Chairman of the Board

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RAYMOND ESHAGHIAN Raymond Eshaghian	Chairman of the Board, Chief Executive Officer, Secretary and Director	April 6, 2004
* Masoud Najand	Chief Financial Officer	April 6, 2004
* M. Aaron Yashouafar	Director	April 6, 2004
* H.Wayne Snavely	Director	April 6, 2004

                      *By: /S/ RAYMOND ESHAGHIAN
                              Raymond Eshaghian
                              Attorney-in-fact

Exhibit 31.1

CERTIFICATION UNDER SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Raymond Eshaghian, the Chief Executive Officer of TMSF Holdings, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2003 of TMSF Holdings, Inc.

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d-15(e) for the registrant and we have:

     a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b.  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c.  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a.  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information ; and

     b.  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

April 6, 2004

                                                      /s/ Raymond Eshaghian
                                              Raymond Eshaghian
                                                  Chief Executive Officer

Exhibit 31.2

CERTIFICATION UNDER SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Masoud Najand, the Chief Financial Officer of TMSF Holdings, Inc., certify that:

1.  I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2003 of TMSF Holdings, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a 15(e) and 15d-15(e) for the registrant and we have:

     a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b.  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c.  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a.  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information ; and

     b.  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

April 6, 2004

                                                      /s/ Masoud Najand
                                              Masoud Najand
                                                        Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the annual report of TMSF Holdings, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     (1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Raymond Eshaghian
Raymond Eshaghian
Chief Executive Officer
April 6, 2004

/s/ Masoud Najand
Masoud Najand
Chief Financial Officer
April 6, 2004

     A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY THE SECTION 906 HAS BEEN PROVIDED TO THE COMPANY AND WILL BE RETAINED BY THE COMPANY AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.