Form 10QSB
period 2004-03-31
TMSF HOLDINGS INC
filed 2004-05-17
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares of Common Stock outstanding as of  May 14, 2004: 15,000,000

		Pa	ge
		Nu	mber
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of March 31, 2004 (unaudited)		3
	And December 31, 2003

	Consolidated Statements of Income for the three months		4
	ended March 31, 2004 (unaudited) and 2003 (unaudited)

	Consolidated Statements of Cash Flows for the three months ended		5
	March 31, 2004 (unaudited) and 2003 (unaudited)

	Notes to the Consolidated Financial Statements (unaudited)		6

Item 2	Management Discussion and Analysis of Financial Condition		16
	and Results of Operations

Item 3	Controls and Procedures		37

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		37

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Securities		37

Item 3	Defaults Upon Senior Securities		37

Item 4	Submission of Matters to a Vote of Securities Holders		37

Item 5	Other Information		37

Item 6	Exhibits and Reports on Form 8-K		38

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2003 and March 31, 2004 (unaudited)

ASSETS
	March 31,	December 31,
	2004	2003
	(unaudited)
Current assets
Cash and cash equivalents	$ 2,642,042	$ 2,843,172
Mortgage loans held for sale	76,187,096	45,398,220
Mortgage loans to be repurchased, net	756,500	-
Prepaid expenses	25,035	32,491
Employee advances and other receivables	323,431	109,926

Total current assets	79,934,104	48,383,809

Restricted cash	760,110	489,214
Real estate owned	448,444	558,998
Property and equipment, net	376,849	383,832
Deposits and other assets	53,449	181,515

Total assets	$81,572,956	$49,997,368

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Warehouse lines of credit	$ 72,939,316	$ 42,357,240
Obligation to repurchase mortgage loans	856,500	0
Accounts and other payables	450,890	421,147
Escrow funds payable	48,532	54,308
Accrued expenses	58,948	59,028
Accrued income taxes	106,895	1,195,895
Deferred tax liability	425,000	271,000

Total current liabilities	$74,886,081	$44,358,618

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value
10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
100,000,000 shares authorized
15,000,000 (unaudited) and 15,000,000 shares
issued and outstanding	15,000	15,000
Additional paid-in capital	3,043,182	3,043,182
Retained earnings	3,628,693	2,580,568

Total shareholders' equity	6,686,875	5,638,750

Total liabilities and shareholders' equity	$ 81,572,956	$ 49,997,368

        The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2004 (unaudited) and 2003 (unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Loan income
Income from sale of mortgage loans	$6,196,082	$6,033,225
Interest on mortgage loans	1,049,650	1,359,998
Escrow service fees	74,671	49,592
Loan origination fees	84,833	2,477

Total loan income	7,405,236	7,445,292

Costs of loan origination and sale of
mortgages

Appraisals	159,299	105,555
Commissions	2,063,451	2,921,948
Credit reports	29,186	34,721
Other costs	76,370	69,621
Reserve for impairment of mortgage
loans to be repurchased	100,000 -	-
Warehouse fees	46,620	45,999
Warehouse Interest expense	707,436	1,259,274

Total costs of loan origination
and sale of mortgages	3,182,362	4,437,118

Gross profit	4,222,874	3,008,174

Operating expenses	2,488,099	1,840,379

Income from operations	1,734,775	1,167,795
Other income
Interest income	1,672	4,699
Other income	93,280	2,164

Total other income	94,952	6,863

Income before provision
for income taxes	$ 1,829,727	$ 1,174,658

Provision for income taxes	781,601	470,000
Net income	$1,048,126	$704,658

Basic earnings per share	$0.07	$0.05

Fully diluted earnings per share	$0.07	$0.04

Basic weighted-average common shares outstanding	15,000,000	14,936,364

Fully diluted weighted-average
common shares outstanding	15,750,000	15,686,364

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 (unaudited) and 2003 (unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 1,048,126	$ 704,658
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	30,091	15,637
Reserve for impairment of mortgage loans to be repurchased	100,000	-
Bad debt expense	-	25,954
(Increase) decrease in
Mortgage loans held for sale	(30,788,876)	21,249,280
Mortgage loans to be repurchased	(856,500)	-
Prepaid Expenses	7,456	42,641
Employee advances	(213,505)	(389,067)
Deposits and other assets	128,066	(294,795)
Increase (decrease) in
Accounts and other payables	29,742	(563,483)
Obligation to repurchase mortgage loans	856,500	-
Escrow funds payable	(5,776)	(461,672)
Accrued Expenses	(80)	(10,969)
Income tax payable	(1,089,000)	667,000
Deferred tax liability	154,000	(197,000)

Net cash provided by (used in) operating activities	(30,599,756)	20,788,184

Cash flows from investing activities
(Increase) decrease in restricted cash	(270,896)	52,021
Proceeds from sale of real estate owned	110,554	-
Purchase of property and equipment	(23,108)	(85,405)

Net cash provided by (used in) investing activities	(183,450)	(33,384)

Cash flows from financing activities
Book overdraft	-	671,010
Warehouse lines of credit	30,582,076	(21,487,282)
Proceeds from note payable	-	969,035
Issuance of common stock	-	8,182

Net cash provided by (used in) financing activities	30,582,076	(23,135,509)

Net increase (decrease) in cash and cash equivalents	$ (201,130)	$(732,482)
Cash and cash equivalents, beginning of period	2,843,172	732,482

Cash and cash equivalents, end of period	$ 2,642,042	-

Supplemental disclosures of cash flow information

Interest paid	$ 531,402	-

Income taxes paid	$1,716,600	-

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 (unaudited)

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

In August 2003, the Company formed a new subsidiary, CPV Limited, Inc.. The sole purpose of this subsidiary is to hold real estate properties repossessed by the Company.

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

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 (unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                        Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 (unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                        Real Estate Owned

Real estate owned by the Company is recorded at the repurchase price less fees and commissions paid to the broker on the purchase. Real estate owned is recorded at the aggregate lower of cost or market.

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

                        Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the three months ended March 31, 2004 and 2003 were $32,511 (unaudited) and $6,156 (unaudited), respectively.

                         Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. At December 31, 2003 and March 31, 2004, the net deferred tax liability is a result of the use of differing depreciation methods between financial and tax reporting purposes, and the use of the accrual method of accounting for financial reporting purposes and the cash basis for tax reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

                         Earnings Per Share

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), and related interpretations for reporting Earnings per Share. SFAS 128 requires dual presentation of Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised using the treasury stock method.

A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

	2004 (unaudited)	2003 (unaudited)
Weighted average number of common shares outstanding used in computation of basic EPS	15,000,000	14,936,364

Dilutive effect of outstanding stock options	750,000	750,000

Weighted average number of common and potential shares outstanding used in computation of diluted EPS	15,750,000	15,686,364

                          Reclassifications

Certain amounts included in the prior period financial statements have been reclassified to conform with the current period presentation. Such reclassifications did not have any effect on reported net income.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 (unaudited)

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

                        Concentration of Credit Risk

At December 31, 2003 and March 31, 2004, the Company maintained cash balances with banks totaling $4,884,964 and $3,811,758 (unaudited), respectively, in excess of federally insured amounts of $100,000 per bank.

                        Major Customers

During the three months ended March 31, 2004, the Company sold 21% (unaudited), 17% (unaudited), and 55% (unaudited) of its mortgage loans to three institutional investors (unaudited).

                         Market Risk

The Company is involved in the real estate loans market. Changes in interest rates or other market conditions within the real estate loans market may have a significant effect on the volume and profitability of the business of the Company.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 (unaudited)

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a certain percentage, usually 1% of the outstanding balance, on reserve. The Company does not have access to these funds. Such cash balances at December 31, 2003 and March 31, 2004 aggregated to $434,906 and $711,578 (unaudited), respectively.

The Company also maintains an escrow account in a financial institution for funds that are to be reimbursed to borrowers when the escrow closes. Cash balances in the escrow account at December 31, 2003 and March 31, 2004 were $54,308 and $48,532 (unaudited), respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

                           Property and equipment at December 31, 2003 and March 31, 2004 consisted of the following:

	March 31, 2004 (unaudited)	December 31, 2003
Furniture and fixtures	$ 98,264	$ 98,264
Office equipment	138,959	138,959
Computer equipment	316,289	293,181
Leasehold improvements	20,000	20,000

	573,512	550,404
Less accumulated depreciation and amortization	196,663	166,572

Total	$376,849	$383,832

Depreciation and amortization expense was $30,091 (unaudited) and $15,637 (unaudited) for the three months ended March 31, 2004 and 2003, respectively.

NOTE 5 — BANK LINE OF CREDIT

On March 19, 2004 the unsecured bank line of credit, which was unused at December 31, 2003, expired.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 (unaudited)

NOTE 6 — WAREHOUSE LINES OF CREDIT

The Company maintains a warehouse line of credit with a financial institution, which is subject to renewal on an annual basis. Advances are received by the Company up to a maximum of $50,000,000 based upon a specified percentage of mortgage loans, which are pledged as collateral, and interest accrues at prime (4% at March 31, 2004 and 4% at December 31, 2003), plus 0.5% per annum. This facility expires on December 31, 2004 and is renewed automatically.

In addition, the financial institution may allow at its discretion additional borrowings up to $20,000,000 as an over-advance facility. As of December 31, 2003 and March 31, 2004 the Company had no borrowings under this over-advance facility. Advances are due upon the earlier of the sale of the mortgage loans that are pledged as collateral or a specified period of time from the date on which the advance was received. The warehouse line of credit is guaranteed by the shareholder and contains a financial covenant concerning a minimum net worth of $3,438,870. At March 31, 2004, the management believes that the Company was in compliance with such covenant.

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender in excess of a specified percentage of the loan amount agreed upon by the warehouse lenders. At December 31, 2003 and March 31, 2004 the pledged amounts aggregated to $434,906 and $436,579 (unaudited), respectively.

In February 2004, the Company secured a second warehouse line of credit with a financial institution. The credit facility is structured as a repurchase agreement where the financial institution may, at its sole discretion, purchase mortgage loans from the Company. The maximum purchase amount on this credit line is $30,000,000 and interest accrues at LIBOR plus a pricing spread between 2.25% and 2.75% per annum, which is dependent on the specific investor type and the mortgage loan category. This facility has a one-year term and is renewable with the consent of both parties.

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender. The Company shall ensure that at all times the balance in the cash account is no less than greater of (a) $175,000 and (b) the aggregate of all cash account allocated amounts for all purchased mortgage loans. At March 31, 2004, the pledged amounts aggregated to $275,000 (unaudited).

In March 2004, the Company secured a third warehouse line of credit with a financial institution. The maximum purchase amount on this credit line is $15,000,000. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest between 2.25% and 3.75% per annum, dependent on the type of loan funded. This facility expires on February 1, 2005. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of March 31, 2004. The warehouse line of credit was unused as of March 31, 2004.

At December 31, 2003 and March 31, 2004 the aggregate outstanding balance on the warehouse lines of credit was $42,357,240 and $72,939,316 (unaudited), respectively.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 (unaudited)

NOTE 7 — COMMITMENTS AND CONTINGENCIES

                         Leases

The Company leases its office facilities from a shareholder, which expires in August 2007. In addition, the Company leases a copier and vehicles under non-cancelable operating leases with a third party, which expire through November 2006. The Company is required to pay for taxes, insurance, and maintenance. Future minimum lease payments under these non-cancelable operating leases as of March 31, 2004 were as follows:

12 Months Ending March 31,	Related Party	Other	Total
2005	$243,000	$30,402	$273,402
2006	243,000	11,003	254,003
2007	243,000	5,457	248,457
2008	101,250	-	101,250

Total	$830,250	$46,862	$877,112

Rent expense was $96,406 (unaudited) and $143,446 (unaudited) for the three months ended March 31, 2004 and 2003, respectively. Rent paid to the shareholder for the three months ended March 31, 2004 and 2003 amounted to $75,112 (unaudited) and $66,847 (unaudited), respectively.

                          Consulting Agreements

In February 2004 the Company entered into three consulting agreements with related parties. The agreements are for a period of one year and the Company is obligated to pay $500,000 in relation to these agreements.

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

During the three months ended March 31, 2004, the Company did not repurchase any loans. During the three months ended March 31, 2004 and 2003, the Company recorded no losses, with regard to repurchased loans and the real estate owned.

As of March 31, 2004 , the Company was obligated to repurchase four loans with an aggregate balance of $856,500 (unaudited). The Company recorded a reserve of $100,000 (unaudited) on the loan to be repurchased for the estimated impairment in the market value.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 (unaudited)

NOTE 7 — COMMITMENTS AND CONTINGENCIES (Continued)

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

                         Los Angeles City Business Tax

The Company was informed in January 2004 that the City of Los Angeles had assessed an additional $136,550 in business tax for the years 2001 through 2003. The Company is contesting this assessment on the grounds that the City of Los Angeles assessment is 1) based on the Company’s entire revenue including fees collected by the Company on behalf of third parties, such as commissions and escrow impounds; and 2) based on the Company’s nationwide revenue and not only revenue generated from transactions that occurred from transactions within the City of Los Angeles.

The Company has retained legal counsel and an administrative hearing was held on May 11, 2004. At this hearing the Company contested on various grounds the basis for, and the calculation of, the assessed additional business tax. The City of Los Angeles is assessing the arguments made and evidence presented and additional hearings are likely. At this time management is unable to determine the outcome of this hearing and no provision has been made in the consolidated balance sheets.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 (unaudited)

NOTE 8 — INCOME TAXES

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the three months ended March 31, 2004 and 2003:

	2004	2003
	(unaudited)	(unaudited)
Current
Federal	$ 482,000	$ 528,000
State	145,601	129,000
	627,601	657,000
Deferred
Federal	125,000	(163,000)
State	29,000	(24,000)
	154,000	(187,000)

Provision for income taxes	$ 781,601	$ 470,000

At December 31, 2003 and March 31, 2004, components of net deferred tax assets (liabilities) in the accompanying balance sheets include the following amounts:

	March 31, 2004 (unaudited)	December 31, 2003
Deferred tax asset (liability)
Current
Expenses	$(497,000)	$(396,000)
Accounts and other payables and
accrued expenses	(11,000)	(25,000)
State taxes	83,000	139,000
Net operating losses	-	11,000

Net deferred tax liability	$ (425,000)	$(271,000)

NOTE 9 — INCOME TAXES (Continued)

TMSF HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 (unaudited)

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the three months ended March 31, 2004 and 2003:

	2004	2003
	(unaudited)	(unaudited)
Federal tax on pretax income at statutory rates	$664,000	$399,000
State tax, net of federal benefit	115,601	69,000
Other	2,000	2,000

Total	$781,601	$470,000

NOTE 10 — RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004 and 2003, the Company paid $129,500 (unaudited) and $0 (unaudited), respectively, for consulting expenses to companies owned by shareholders of the Company, in addition to a company owned by a relative of the principal shareholder. In addition, during the three months ended March 31, 2004 and 2003, the Company paid consulting expenses of $10,000 (unaudited) and $66,250 (unaudited), respectively, to a director. The Company also leases its office facilities from the shareholder (see Note 7).

NOTE 11 — SUBSEQUENT EVENTS

In April 2004 the terms of the warehouse line of credit with the financial institution were upgraded to reflect a change in the dwell period from a 60/90 dwell to a 90/120 dwell, a change in the interest rate from prime plus 0.5% per annum to one-month LIBOR plus 2.5% and changes to certain transaction fees. All changes are effective May 1, 2004.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-QSB.

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

Revenue Model

Our operations generate revenues in three ways:

  Income from sales of loans. We generate income from selling the loans we originate for a premium. This accounts for a substantial percentage of our revenues.
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

For the three months ended March 31, 2004 we realized income of $1.8 million before provision for income tax. The net income after provision for income tax was $1.0 million or $0.07 per share.

During the three months ended March 31, 2004 we continued to benefit from higher premiums which we received from sales of Alt-A type mortgage loans. Alt-A loans refer to alternative documentation mortgage programs for "A" grade borrowers. In spite of lower volume of production and sales of whole loans during the quarter ended March 31, 2004 as compared to same period in 2003, we have recognized higher revenue from sales of loans during three months ended March 2004 compared to similar period in 2003 primarily due to higher premiums we received.

During the second half of 2003 the company successfully shifted a larger proportion of its loan origination from lower margin conforming type products to Alt-A and sub-prime loans which offer higher profitability and are less sensitive to interest rate fluctuations. The company also emphasized origination of purchase money mortgages as the higher interest rates slowed the refinance market. During the three months ended March 31, 2004 approximately 55.8% of our origination was for purchases compared to 19.6% during the three months ended March 31, 2003. The company has continued to expand its retail sales operation. The number of retail loan officers grew from 13 as of March 31, 2003 to 27 on March 31, 2004.

Our recent financial highlights include:

  Loan originations. For the three months ended March 31, 2004 we funded $145.5 million of loans compared to $171.9 million for the same period in 2003. Our wholesale channel, which originates loans through independent mortgage brokers, originated $104.3 million of loans in the quarter ended March 31, 2004 and $143.0 million in comparable period in 2003.
  Whole loan sales - cash income from sale. For the quarter ended March 31, 2004 we sold $113.6 million of loans compared to $191.9 million during comparable period in 2003. Our revenue from sales of loan was $6.2 million during three months ended March 31, 2004 compared to $6.0 million for the same period in 2003. The weighted average premium collected from sales of loans in this period was 3.5% compared to 2.4% in 2003.

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

Pursuant to our critical accounting policies the following reflect significant judgments by management:

  Income from sale of mortgage loans
  Provision for losses
  Interest rate risk, derivatives and hedging

The following table sets forth our results of operations for the three months ended March 31, for the years indicated:

	Three months ended March 31,
	2004	2003
Revenue

Income from sales of loans	$6,196	$6,033
Mortgage interest income	1,050	1,360
Commission income	85	2
Escrow Service Income	74	50
Total Revenue	7,405	7,445
Cost of sale
Commission expense	2,063	2,922
Warehouse interest expense	707	1,259
Reserve-mortgage impairments	100	-
Other closing expenses	312	256
Total cost of sales	3,182	4,437

Gross profit	4,223	3,008

Operating expenses
Salaries and wages	1,668	1,216
Occupancy	96	143
General and administrative	724	481
Total expenses	2,488	1,840

Income from operations	1,735	1,168

Other income (losses)	95	7

Income before tax	1,830	1,175

Provision for income tax	782	470

Net Income	$1,048	$705

Balance Sheet Data:
Cash and cash equivalent	$2,642
Restricted cash	760
Loans held for sale	76,187
Total assets	81,573
Total liabilities	74,886
Total stockholder's equity	6,687
Issued and outstanding shares	15,000,000
Earning Per Share	0.07

Results of operations for three months ended March 31, 2004 compared to the same period in 2003

Revenue

Total revenue. Total revenue for three months ended March 31, 2003 and 2004 remained constant at $7.4 million.

Income from sales of loans. Income from sales of loans increased 2.7% from $6.0 million for the three months ended March 31, 2003 to $6.2 million for the same period in 2004. During the same period sales of whole loans decreased 40.8% to $113.6 million for the three months ended March 31, 2004 compared to $191.9 million for the same period in 2003. The higher revenue from smaller sales volume was due to higher premiums that we collected from sales of our mortgage loans. The weighted average premium for whole loan sales was 3.5% in the three months ended March 31, 2004 compared to 2.4% for the same period in 2003. The higher premium we collected reflects the change in the type of loans that we originated.

Interest income on loans held for sale. Mortgage interest income during the three months ended March 31, 2004 was $1.0 million or 22.8% lower compared $1.4 million for the same period in 2003. The decrease in interest income was due to decrease in the volume of loans originated in 2004 compared to 2003.

Commission fee income. To lesser extent, we earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income increased from $2,000 for the three months ended March 31, 2003 to $85,000 for the three months ended March 31, 2004. This increase is due to larger volume of loans that were brokered out to other lenders.

Other Income. Income from our escrow division was $74,000 for the three months ended March 31, 2004 compared to $50,000 during the three months ended March 31, 2003.

Cost of sales

Commission Expense. Commission expenses for mortgage loans sold during three months ended March 31, 2004 decreased 29.4% to $2.1 million from $2.9 million in the three months ended March 31, 2003. This decrease was due to the decrease in volume of origination and sales of loans. Commission expense is recognized at the time of sale to correspond with the recognition of income for the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale on our balance sheet. As of March 31, 2004, we had paid $1.1 million in commissions for loans held for sale.

Warehouse interest expense. Warehouse interest expense represents the interest incurred on all financing associated with use of our warehouse credit facilities during the time our loans are on the line prior to their sale. Interest expense decreased 43.8% to $707,000 for the three months ended March 31, 2004 from $1.3 million for the same period in 2003. The decrease in interest expense was due to the decrease in our volume of borrowing and lower interest rates. Our average warehouse borrowing decreased 43.6% from $85.1 million for the three months ended March 31, 2003 to $48.0 million for the same period in 2004. The weighted average number of days we held loans before sale was 40 for the three months ended March 31, 2003 and 39 days for the same period in 2004. The interest rate for one of our warehouse financing is a variable rate equal to prime rate plus 0.5%. The interest charges increases to prime plus 3% for loans held over 60 days. In February 2004 we entered into warehousing arrangement with a second financial institution. The interest rate for our second warehouse facility was equal to the 1 month LIBOR rate plus 2.25%. During three month ended March 31, 2004, the prime rate remained constant at 4.00% compared to 4.25% during three months ended March 31, 2003. On March 31, 2004, the one month LIBOR rate was 1.09%.

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 21.9% to $312,000 for the three months ended March 31, 2004 from $256,000 for the comparable period in 2003.

Operating expenses

Total operating expenses. Total operating expenses increased 35.2% from $1.8 million for the three months ended March 31, 2003 to $2.5 million for the three months ended March 31, 2004. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses.

Salaries and wages. Salaries and wages increased 37.2% from $1.2 million for the three months ended March 31, 2003 to $1.7 million for the three months ended March 31, 2004. The increase was due to higher commissions paid for retail origination as well as increase in total number of employees. All retail loan officers are employees of the company and are paid a commission for the loans originated by them. They are eligible for employment benefits similar to any other employee. The total number of our employees increased 74.6% from 71 at March 31, 2003 to 124 at March 31, 2004 including 46 commission based employees.

Occupancy. Occupancy expense decreased 32.9% from $143,000 for the three months ended March 31, 2003 to $96,000 for the three months ended March 31, 2004. The decrease reflects the reduction in leased office space. In September 2003 the company reduced the number of sales staff at its main offices and released the rented space used for the retail sales operation.

General and administrative. General and administrative expenses increased 50.5% from $481,000 for the three months ended March 31, 2003 to $724,000 for the three months ended March 31, 2004. This increase was due to an increase in marketing, legal and consulting fees.

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

As of March 31, 2004, we had not made any provision for losses from Real Estate Owned (REO). As of March 31, 2004 we had two properties that are classified as REO. One of these properties is currently in escrow and pending sale at a price above its book value. The second property is being repaired and will be offered for sale. Currently we are collecting rent from tenants in this property. We expect to sell this property at no loss.

During the three months ended March 31, 2004 we reached a settlement with certain broker, escrow officer, and appraiser which were defendants in a law suit filed by the company to recapture losses previously sustained by us as a result of misrepresentations made to us by the defendants. The defendants agreed to pay to the Company an aggregate amount of $78,000.

During three months ended March 31,  2004, we have been requested to repurchase four  loans with an aggregate value of $856,000. We have made a provision for losses for these loans in the amount of $100,000.

Provision for income tax. Provision for income tax increased from $470,000 for the three months ended March 31, 2003 to $782,000 for three months ended March 31, 2004. This increase was a result of the increase in income before taxes from $1.2 million for the three months ended March 31, 2003 to $1.8 million for the three months ended March 31, 2004.

In January 2004, we were informed that the City of Los Angeles has assessed an additional $136,550 in business tax for the years 2001 through 2003. We are contesting this assessment on the ground that the tax basis calculated by the City of Los Angeles include receipt for third party fees and commissions and that it is based on our nationwide revenue. We have retained legal counsel and an administrative hearing was held on May 11, 2004 as the first step towards resolving this issue. At this time we are unable to determine the outcome of this ruling and no provision has been made in our financial statements.

The following table sets forth our results of operations as a percentage of total revenue for the three months ended March 31 for years indicated.

	Three months ended March 31,
	2004	2003
Revenue

Income from sales of loans	83.67%	81.03%
Mortgage interest income	14.18%	18.27%
Commission income	1.15%	0.03%
Escrow Service Income	1.00%	0.67%
Total Revenue	100.00%	100.00%
Cost of sale
Commission expense	27.86%	39.25%
Warehouse interest expense	9.55%	16.91%
Reserve-mortgage impairments	1.35%	0.00%
Other closing expenses	4.21%	3.44%
Total cost of sales	42.97%	59.60%

Gross profit	57.03%	40.40%

Operating expenses
Salaries and wages	22.53%	16.33%
Occupancy	1.30%	1.92%
General and administrative	9.78%	6.46%
Total expenses	33.60%	24.71%

Income from operations	23.43%	15.69%

Other income (losses)	1.28%	0.09%

Income before tax	24.71%	15.78%

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

As of March 31, 2004, we had three warehouse credit facilities to finance our loan originations. After funding the loans, we sell our mortgage loans within one to three months of origination and pay off the warehouse credit facilities with the proceeds. Both of these warehouse facilities were structured as repurchase agreements, where the warehouse will provide the funds for origination of loans and will hold the collateral until we repurchase the loans to sell them to the investors. Under terms of such agreements, the investor would send the purchase proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

Our warehouse credit facility with IMPAC Warehouse Lending Group (IWLG) in the amount of $50.0 million accrues interest at a rate based upon prime rate plus a specified spread, which has been 0.5% for all loans less than 60 days old and 3% for loans aged over 60 days. This facility has a one year term and will be renewed automatically. As of March 31, 2004 we had an outstanding balance of $41.7 million on this facility.

In February 2004, we established a new repurchase facility with Aurora Loan Servicer as Agent for Lehman Brothers Bank for total amount of up to $30.0 million. This facility is structured as a repurchase agreement. This facility contains a sub-limit for various categories of loans such as “wet” funding (loans for which the collateral custodian has not yet received the related loan documents) or Alt-A loans and it has a one year term. This facility has a cost of borrowing equal to the 1 month LIBOR rate (1.09% as of March 31, 2004) plus a spread equal to 2.25% for all loans except 2nd TD and sub-prime loans which have a spread of 2.75%. As of March 31, 2004 we had an outstanding balance of $31.2 million on this line.

In March 2004, we entered into an agreement with Washington Mutual Bank for a warehouse credit facility of up to $15.0 million. This facility is structured as a secured credit agreement and will expire on February 1, 2005. The cost of borrowing under this agreement is equal to 1 month LIBOR plus 2.25%. This facility has sub-limits for various type of loans and contains certain financial covenants. As of March 31, 2004 we had no outstanding balance on this facility.

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of March 31, 2004 we have been in compliance with covenants of our warehouse agreements.

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

As of March 31, 2004 we held $12.7 million in loans which had not been committed for sale. Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

The following table summarizes impact of — 100 basis points (bps), -50 bps, 50 bps and 100 bps change in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from uncommitted loans.

Change in Interest Rate (bps)	-100	-50	0	50	100

Change in Revenue from sale	318	159	0	-159	-318
of Uncommitted Loans ($ 000s)

Inflation

Inflation affects us most significantly in the area of loan originations by affecting interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation.

Newly Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after September 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after September 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be calssified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect adoption of SFAS No. 150 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

RISK FACTORS

In addition to the other information in this quarterly report on Form 10-QSB, the following factors should be considered in evaluating us and our business.

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

Also, our cost of financing a delinquent or defaulted mortgage loan is generally higher than for a performing mortgage loan. We bear the risk of delinquency and default on mortgage loans beginning when we originate them and continuing even after we sell loans. We also reacquire the risks of delinquency and default for mortgage loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent on the loan for the first 90 days after transfer date, or in any sale (or securitization if we engage in securitizations in the future) if the loan materially violates our representations or warranties. At March 31, 2004, there was $856,500 of loans to be repurchased, and a $100,000 provision for losses has been taken by management in this regard. The management believes there is sufficient equity and mortgage insurance coverage for offsetting most of the shortcomings from any forced sales of these properties.

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

If prevailing interest rates increase after we fund a mortgage loan, the value that we receive upon the sale or any securitization of the mortgage loan decreases. Additionally, the cost of financing our mortgage loans prior to sale is based primarily upon the prime rate of interest. The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination, and the interest rates on all of our mortgage loans are fixed for at least the first two or three years. If the prime rate of interest increases after the time of loan origination, our net interest income — which represents the difference between the interest rates we receive on our mortgage loans pending sale and our prime rate-based cost of financing such loans — will be reduced. Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

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

Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business

Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the three months ended March 31, 2004 and 2003, approximately 83.7% and 93%, respectively, of the loans we originated were collaterized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

As of March 31, 2004, we financed substantially all of our existing loans through three separate warehouse credit facilities. One of our existing facilities is cancelable by the lender for cause at anytime and has a renewable one-year term. The other two of our warehouse lines have an expiration date of February 3, 2005 and February 1, 2005. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

In addition, for the three months ended March 31, 2004 we had a negative operating cash flow of $30.6 million, and for the three months ended March 31, 2003, we had a positive operating cash flow of approximately, $20.8 million, which resulted from the use of approximately, $145.5 million, and $171.9 million, respectively, of cash for new loan originations offset by cash proceeds from the sale of loans of, $113.6 million, and $191.9 million, respectively. The timing of our mortgage loan dispositions (which are periodic) is not always matched to the timing of our expenses (which are continuous). This requires us to maintain significant levels of cash to maintain acceptable levels of liquidity. Any decrease in demand in the whole mortgage loan market such that we are unable to timely and profitably sell our mortgage loans would inhibit our ability to meet our liquidity demands.

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

If we do not manage our growth effectively, our financial performance could be harmed

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of March 31, 2004, we had 124 employees, and as of  March 31, 2003, we had 71 full time employees. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease

A significant majority of our originations of mortgage loans comes from independent brokers. In 2003, 70% of our loan originations were originated through approximately 150 brokers. For the three months ended March 31, 2004, 72% of our loans were originated through approximately 186 brokers from a list of 2200 approved brokers; no broker represented more than 8% of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

We are exposed to environmental liabilities, with respect to properties that we take title to upon foreclosure, that could increase our costs of doing business and harm our results of operations

In the course of our activities, we may foreclose and take title to residential properties and become subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Moreover, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based upon damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations would be significantly harmed.

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

New federal, state and local regulations may be enacted to protect consumers and may result in increased compliance costs and exposure to litigation

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

We make "yield spread premium" payments to mortgage brokers on many of our loans, and the uncertainty of the federal judicial interpretation of the legality of these payments may increase our exposure to litigation, related defense expenses and adverse judgements.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

Because there historically has been a limited amount of trading in our common stock, there can be no assurance that our stock price will not decline

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

Our quarterly revenues and operating results fluctuate as a result of a variety of factors that may result in volatility of our stock price

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

Sales of additional common stock may adversely affect our market price

The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. As of March 31, 2004, Raymond Eshaghian, our Chief Executive Officer, beneficially owned 9,500,000 shares of our common stock and four other stockholders, including M. Aaron Yashouafar, one of our directors, beneficially owned 5,000,000 shares of our common stock, and these five stockholders have the right to require us to register their respective shares. The sale of a large amount of shares by one or more of the five stockholders, or the perception that such sales may occur, could adversely affect the market price for our common stock. In addition, we expect that the legal, accounting, and other costs associated with the registration of those shares will be substantial.

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

We may be subject to unknown liabilities as a result of reverse merger

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

Control by officer, director and majority stockholder

We are controlled by Raymond Eshaghian, who beneficially owns 64.0% of our outstanding common stock as of May 17, 2004. Mr. Eshaghian serves as our Chief Executive Officer and a member of our Board of Directors. As a result, Mr. Eshaghian is able to (i) elect a majority of our Board of Directors, (ii) approve the sale of our assets, mergers and other business combination transactions and (iii) direct and control our operations, policies, and business decisions.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company was informed in January 2004 that the City of Los Angeles had assessed an additional $136,550 in business tax for the years 2001 through 2003. The Company is contesting this assessment on the grounds that the City of Los Angeles assessment is 1) based on the Company’s entire revenue including fees collected by the Company on behalf of third parties, such as commissions and escrow impounds; and 2) based on the Company’s nationwide revenue and not only revenue generated from transactions that occurred from transactions within the City of Los Angeles.

The Company has retained legal counsel and an administrative hearing was held on May 11, 2004. At this hearing the Company contested on various grounds the basis for, and the calculation of, the assessed additional business tax. The City of Los Angeles is assessing the arguments made and evidence presented and additional hearings are likely. At this time management is unable to determine the outcome of this hearing and no provision has been made in the consolidated balance sheets.

Other than the foregoing, there are no material pending legal proceedings to which we are a party, other than routine litigation incidental to our business.

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

Raymond Eshaghian is the President and Chairman of the Company. His father is the owner of TNC Investment Corp., which provides consulting services to the Company. The Company has entered into an agreement to pay $250,000 to TNC Investment Corp. for management consulting services that are to be provided to the Company in 2004. Massoud Yashouafar, who is a member of the Company's Board of Directors, is a part owner of Milbank Real Estate Services, Inc., a commercial real estate investment and management company that provides consulting services to the Company. The Company has entered into an agreement to pay $240,000 to Milbank Real Estate Services for management consulting services to be provided to the Company in 2004.A copy of each of the consulting agreements is filed as an exhibit to this form 10-QSB.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
10.1 Consulting Services Agreement entered into in February 2004 between the Company and TNC Investment Corp.
10.2 Consulting Services Agreement entered into in February 2004 between the Company and Milbank Real Estate Services.
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

Date: May 17, 2004