Form 10QSB
period 2004-06-30
TMSF HOLDINGS INC
filed 2004-08-17
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares of Common Stock outstanding as of  August 12, 2004: 15,000,000

		Pa	ge
		Nu	mber
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2004 (unaudited)
	And December 31, 2003		3

	Consolidated Statements of Operation for the three months
	ended June 30, 2004 (unaudited) and 2003 (unaudited) and six
	months ended June 30, 2004 (unaudited) and 2003 (unaudited)		4

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2004 (unaudited) and 2003 (unaudited)		5

	Notes to the Consolidated Financial Statements (unaudited)		6

Item 2	Management Discussion and Analysis of Financial Condition		14
	and Results of Operations

Item 3	Controls and Procedures		37

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		38

Item 2	Changes in Securities and Small Business Issuer Purchases of Equity Securities		38

Item 3	Defaults Upon Senior Securities		38

Item 4	Submission of Matters to a Vote of Securities Holders		38

Item 5	Other Information		39

Item 6	Exhibits and Reports on Form 8-K		39

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003 (unaudited)

ASSETS
	June 30,	December 31,
	2004	2003
	(unaudited)
Current assets
Cash and cash equivalents	$ 5,765,149	$ 2,843,172
Mortgage loans held for sale	106,191,743	45,398,220
Mortgage loans to be repurchased, net	3,995,724	-
Prepaid expenses	127,713	32,491
Employee advances and other receivables	718,553	109,926

Total current assets	116,798,881	48,383,809

Restricted cash	1,196,080	489,214
Real estate owned	314,669	558,998
Property and equipment, net	398,651	383,832
Deposits and other assets	63,636	181,515

Total assets	$118,771,917	$49,997,368

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Warehouse lines of credit	$ 102,487,539	$ 42,357,240
Obligation to repurchase mortgage loans	4,265,724	-
Accounts and other payables	2,633,082	421,147
Escrow funds payable	75,999	54,308
Accrued expenses	180,226	59,028
Accrued income taxes	(285,447)	1,195,895
Deferred tax liability	516,600	271,000

Total current liabilities	$109,873,724	$44,358,618

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value
10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
100,000,000 shares authorized
15,000,000 (unaudited) and 15,000,000 shares
issued and outstanding	15,000	15,000
Additional paid-in capital	3,043,182	3,043,182
Retained earnings	5,840,012	2,580,568

Total shareholders' equity	8,898,194	5,638,750

Total liabilities and shareholders' equity	$ 118,771,917	$ 49,997,368

        The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
For the Three Months and Six Months Ended June 30, 2004 (unaudited) and 2003 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income
Income from sale of mortgage loans	$8,770,643	$4,787,949	$14,966,725	$10,872,472
Interest on mortgage loans	1,898,696	825,967	2,948,346	2,134,667
Escrow service fees	9,946	44,997	84,617	94,589
Loan origination fees	284,676	19,448	369,509	21,925

Total loan income	10,963,961	5,678,361	18,369,196	13,123,653

Costs of loan origination and sale of
mortgages

Appraisals	158,335	83,289	317,633	188,844
Commissions	2,916,464	2,009,949	4,979,916	4,931,897
Credit reports	24,832	39,036	54,018	73,757
Other costs	148,211	178,618	224,580	248,239
Reserve for impairment of EFL and mortgage
loans to be repurchased	352,093	-	452,093	-
Warehouse fees	46,860	49,399	93,480	95,398
Warehouse Interest expense	797,261	626,410	1,504,696	1,885,684

Total costs of loan origination
and sale of mortgages	4,444,055	2,986,701	7,626,416	7,423,819

Gross profit	6,519,906	2,691,660	10,742,780	5,699,834

Operating expenses	3,188,090	2,255,907	5,676,191	4,096,286

Income from operations	3,331,816	435,753	5,066,589	1,603,548
Other income
Interest income	3,503	3,350	5,176	8,049
Other income	-	47	93,280	2,211

Total other income	3,503	3,397	98,456	10,260

Income before provision
for income taxes	$ 3,335,318	$ 439,150	5,165,045	1,613,808

Provision for income taxes	1,124,000	176,000	1,905,600	646,000
Net income	$2,211,319	$263,150	$3,259,445	$967,808

Basic and diluted earnings per share	$0.15	$0.02	$0.22	$0.06

Fully diluted weighted-average
common shares outstanding	15,000,000	15,000,000	15,000,000	14,968,358

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 (unaudited)  and 2003 (unaudited)

	For the Six Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 3,259,445	$ 967,808
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	52,353	42,946
Reserve for impairment of EFL and mortgage loans to be repurchased	452,093	-
Bad debt expense	16,500	25,954
(Increase) decrease in
Mortgage loans held for sale	(60,963,523)	27,084,338
Mortgage loans to be repurchased	(4,277,817)	-
Prepaid Expenses	(95,222)	126,305
Employee advances and other receivables	(625,127)	(493,706)
Deposits and other assets	117,879	124,920
Increase (decrease) in
Accounts and other payables	2,211,935	(593,472)
Obligation to repurchase mortgage loans	4,265,724	-
Escrow funds payable	21,691	-
Accrued Expenses	121,198	25,690
Income tax payable	(1,481,342)	830,000
Deferred tax liability	245,600	(183,000)

Net cash provided by (used in) operating activities	(56,678,613)	27,957,783

Cash flows from investing activities
(Increase) decrease in restricted cash	(706,866)	704,027
Proceeds from sale of real estate owned	244,329	-
Purchase of property and equipment	(67,172)	(217,768)

Net cash provided by (used in) investing activities	(529,709)	486,259

Cash flows from financing activities
Book overdraft	-	-
Warehouse lines of credit	60,130,299	(28,516,083)
Proceeds from note payable	-	2,000,000
Issuance of common stock	-	8,182

Net cash provided by (used in) financing activities	60,130,299	(26,507,901)

Net increase (decrease) in cash and cash equivalents	$ 2,921,977	$1,936,141
Cash and cash equivalents, beginning of period	2,843,172	732,482

Cash and cash equivalents, end of period	$ 5,765,149	$ 2,668,623

Supplemental disclosures of cash flow information

Interest paid	$ 531,402	$ 5,899

Income taxes paid	$1,716,600	-

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 (unaudited)

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

Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Revenue Recognition
Loan origination fees and other lender fees earned on loans that are funded by the Company are recorded as income when the related loan is sold. Origination fees for loans which are brokered to other lenders are recognized at the time such fees are received. The Company recognizes mortgage interest income on all loans from the date they are funded to the date they are sold or to the end of reporting period for loans which are held for sale.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to seven years.

Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, mortgage loans held for sale, and warehouse lines of credit. The book value of these financial instruments are representative of their fair values.

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs for the six months ended June 30, 2004 and 2003 were $34,072 (unaudited) and $8,806 (unaudited), respectively.

Income Taxes
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. At December 31, 2003 and June 30, 2004, the net deferred tax liability is a result of the use of differing depreciation methods between financial and tax reporting purposes, and the use of the accrual method of accounting for financial reporting purposes and the cash basis for tax reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation
SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB Opinion No. 25 using the intrinsic value method.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the three months and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net loss
As reported	$2,211,319	$263,150	$3,259,445	$967,808
Add stock based
employee
compensation
expense included in
net income, net of tax	--	--	--	--
Deduct total stock
based employee
compensation
expense determined
under fair value
method for all awards,
net of tax	(234,837)	--	(259,675)	--

Pro forma	$1,976,482	$263,150	$2,999,770	$967,808

Earnings per common share
Basic - as reported	$ 0.15	$ 0.02	$ 0.22	$ 0.06
Basic - pro forma	$ 0.13	$ 0.02	$ 0.20	$ 0.06
Diluted - as reported	$ 0.15	$ 0.02	$ 0.22	$ 0.06
Diluted - pro forma	$ 0.13	$ 0.02	$ 0.20	$ 0.06

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2004: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 3.85%; and expected life of five years.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)
In accordance with SFAS 128, basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period.

	2004 (unaudited)	2003 (unaudited)

Weighted average number of common shares outstanding used in computation of basic EPS	15,000,000	14,936,364

The following potential common shares have been excluded from the computation of diluted earnings per share as of June 30, 2004 and 2003 due to the exercise price being greater than the Company’s weighted average stock price for the period:

	2004 (unaudited)	2003 (unaudited)

Stock options outstanding	1,280,000	750,000

Reclassifications
Certain amounts included in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications did not have any effect on reported net income.

Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk
At December 31, 2003 and June 30, 2004, the Company maintained cash balances with banks totaling $4,884,964 and $7,009,175 (unaudited), respectively, in excess of federally insured amounts of $100,000 per bank.

Major Customers
During the six months ended June 30, 2004, the Company sold 65% (unaudited), 14% (unaudited), of its mortgage loans to two institutional investors (unaudited).

Market Risk
The Company is involved in the real estate loans market. Changes in interest rates or other market conditions within the real estate loans market may have a significant effect on the volume and profitability of the business of the Company.

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a reserve for funding in excess of warehouse’s advance limit. The Company does not have direct access to these funds. Such cash balances at December 31, 2003 and June 30, 2004 aggregated to $434,906 and $1,194,699 (unaudited), respectively.

The Company also maintains an escrow trust account in a financial institution for funds that are to be reimbursed to borrowers when the escrow closes. Cash balances in the escrow account at December 31, 2003 and June 30, 2004 were $54,308 and $75,999 (unaudited), respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and June 30, 2004 consisted of the following:

	June 30, 2004 (unaudited)	December 31, 2003
Furniture and fixtures	$101,132	$98,264
Office equipment	140,962	138,959
Computer equipment	368,004	293,181
Leasehold improvements	20,000	20,000

	630,098	550,404
Less accumulated depreciation and amortization	231,446	166,572

Total	$398,652	$383,832

Depreciation and amortization expense was $64,874 (unaudited) and $42,946 (unaudited) for the six months ended June 30, 2004 and 2003, respectively.

NOTE 5 — WAREHOUSE LINES OF CREDIT

The Company maintains a warehouse line of credit with a financial institution, which is subject to renewal on an annual basis. Advances are received by the Company up to a maximum of $80,000,000 based upon a specified percentage of mortgage loans, which are pledged as collateral, and interest accrues at 1 month LIBOR (1.369% at June 30, 2004), plus 2.25% per annum. This facility expires on December 31, 2004 and is renewed automatically.

In addition, the financial institution may allow at its discretion additional borrowings up to $20,000,000 as an over-advance facility. As of December 31, 2003 and June 30, 2004, the Company had no borrowings under this over-advance facility. Advances are due upon the earlier of the sale of the mortgage loans that are pledged as collateral or a specified period of time from the date on which the advance was received. The warehouse line of credit is guaranteed by the shareholder and contains a financial covenant concerning a minimum net worth of $8,744,904. At June 30, 2004, management believes the Company was in compliance with such covenant.

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender in excess of a specified percentage of the loan amount agreed upon by the warehouse lenders. At December 31, 2003 and June 30, 2004, the pledged amounts aggregated to $434,906 and $643,700 (unaudited), respectively.

In February 2004, the Company secured a second warehouse line of credit with a financial institution. The credit facility is structured as a repurchase agreement where the financial institution may, at its sole discretion, purchase mortgage loans from the Company. The maximum purchase amount on this credit line is $30,000,000 and interest accrues at LIBOR plus a pricing spread between 2.25% and 2.75% per annum, which is dependent on the specific investor type and the mortgage loan category. This facility has a one year term and is renewable with the consent of both parties.

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender. The Company shall ensure that at all times the balance in the cash account is no less than greater of (a) $175,000 and (b) the aggregate of all cash account allocated amounts for all purchased mortgage loans. At June 30, 2004, the pledged amounts aggregated to $476,831 (unaudited).

In March 2004, the Company secured a third warehouse line of credit with a financial institution. The maximum purchase amount on this credit line is $25,000,000. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest between 2.25% and 3.75% per annum, dependent on the type of loan funded. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of June 30, 2004.

The aggregate outstanding balance on the warehouse lines of credit at December 31, 2003 and June 30, 2004 was $42,357,240 and $102,487,539 (unaudited), respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

During the six months ended June 30, 2004, the Company repurchased one loan. During the three months ended June 30, 2004 and 2003, the Company recorded a reserve of $170,000 for losses, with regard to repurchased loans and loans held for sale.

As of June 30, 2004, the Company was obligated to repurchase four loans with an aggregate balance of $4,265,724 (unaudited). The Company recorded a reserve of $270,000 (unaudited) on the loan to be repurchased for the estimated impairment in the market value.

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

LA Business Tax
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

The Company has retained legal counsel and an administrative hearing was held on May 11, 2004. At this time management is unable to determine the outcome of this hearing and no provision has been made in the consolidated balance sheet.

NOTE 7 — INCOME TAXES

The following table represents the current and deferred income tax provision for (benefit from) federal and state income taxes for the six months ended June 30, 2004 and 2003:

	2004 (unaudited)	2003 (unaudited)
Current
Federal	$1,299,900	$666,000
State	360,100	164,000

	1,660,000	830,000
Deferred
Federal	177,600	(163,000)
State	68,000	(21,000)

	245,600	(184,000)

Provision for income taxes	$1,905,600	$646,000

NOTE 7 — INCOME TAXES (Continued)

June 30, 2004 and December 31, 2003, components of net deferred tax liabilities in the accompanying balance sheets include the following amounts:

	June 30, 2004 (unaudited)	December 31, 2003
Deferred tax liability
Current
Expenses	$(662,900)	$(396,000)
Accounts payable and accrued expenses	(33,300)	(25,000)
State taxes	179,600	139,000
Net operating losses	-	11,000

Net deferred tax liability	$(516,600)	$(271,000)

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the six months ended June 30, 2004 and 2003:

	2004 (unaudited)	2003 (unaudited)

Federal tax on pretax income at statutory rates	$1,756,100	$548,000
State tax, net of federal benefit	301,800	95,000
Other	2,700	3,000

Total	$2,060,600	$646,000

NOTE 8 – STOCK OPTIONS

On June 25 2004, under the Company’s employee stock option plan and with approval of the Board of Directors, Raymond Eshaghian, the President and CEO of the Company was granted 500,000 Incentive Stock Options (“ISO”) to purchase company’s stock at an exercise price of $0.95. These options vest immediately.

NOTE 9 — SHAREHOLDER’S EQUITY

During the three months ended June 30, 2004, the Company entered into an agreement with an investor relations firm under which it will grant options to purchase 30,000 shares of common stock. The options are exercisable at $1.25 per share, vest five months after the date of the agreement and expire in May 2006. The value of the options was not material.

NOTE 10 — RELATED PARTY TRANSACTIONS

Consulting Expenses
During the three months and six months ended June, 2004 and 2003, the Company paid $138,000 (unaudited), $267,500 (unaudited), $0 (unaudited) and $10,000 (unaudited), respectively, for consulting expenses to companies owned by shareholders of the Company, in addition to a company owned by a relative of the principal shareholder. In addition, during the three months and six months ended June 30, 2004 and 2003, the Company paid consulting expenses of $10,000 (unaudited), $20,000 (unaudited), and $0 (unaudited), and $0 (unaudited) respectively, to a director. The Company also leases its office facilities from the shareholder (see Note 6).

Rent and Lease Expenses
The Company leases its office space from a shareholder which expires in August 2007. Rent paid to the shareholder for the six months ended June 30, 2004 and 2003 amounted to $136,977 (unaudited) and $133,468 (unaudited). In addition, the Company pays for certain vehicle operating leases on behalf of certain officers. Lease payments made for these officers for the six months ended June 30, 2004 and 2003 amounted to $15,041 (unaudited) and $12,864 (unaudited).

NOTE 11 – SUBSEQUENT EVENTS

Warehouse Line of Credit

On July 21, 2004 the terms of the warehouse credit facility with one of the financial institutions were modified to allow for a increase from $50,000,000 to $80,000,000 with an additional temporary facility of $20,000,000. The temporary facility will expire on August 15, 2004. In addition the Company will be given 100% credit in line usage for loans sold to the affiliated organization of the same institution. The covenants of the agreement has been modified and requires the Company to maintain a minimum net worth of $8,744,904.00

On July 21, 2004 we also entered into an agreement with one of our existing warehouse lenders for an additional facility in the amount of $40 million. This warehouse line is structured as advance purchase facility, and can be used for originating loans which match lender's own program matrices. The Company may, but is not obligated, to sell loans funded through this facility to the affiliates of the lender. All financial covenants of our existing warehouse credit facility remain unchanged.

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

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors — many of which are beyond our control — could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors, include, among others certain credit, market, operational, liquidity and interest rate risks associated with our business and operations, changes in business and economic conditions, accounting estimates and judgments and legislation including the Sarbanes-Oxley Act of 2003. These risk factors are not exhaustive, and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors” and elsewhere in this quarterly report.

Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made.

General
We are a financial holding company that through our wholly owned subsidiary, The Mortgage Store Financial, Inc., is engaged in nationwide mortgage banking to originate, finance, and sell conforming and non-conforming mortgage loans secured by single-family residences.

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
  Commission fee income. To a lesser extent we generate commission fee income from our retail origination and mortgage brokering activities.

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

For the three months ended June 30, 2004 we realized income of $3.3 million before provision for income tax. The net income after provision for income tax was $2.0 million, or $0.14 per share.

During the three months ended June 30, 2004 we continued to benefit from the higher premiums which we received from sales of Alt-A type mortgage loans. The weighted average premium we realized from the sales of loans during three months ended June 30, 2004 was 3.61% compared to 2.18% for the same period in 2003. With higher origination and sales of loans during the three months ended June 30, 2004 compared to the same period in 2003, we recognized $8.8 million revenue from sales of $186.6 million mortgage loans compared to $4.8 million from sales of $156.0 million respectively.

Our emphasis on purchase money mortgages and increased marketing efforts resulted in a 47% increase in our volume of funding during the three months ended June 30, 2004 compared to the same period in 2003. While the weekly average rate of 30 year mortgages as published by Freddie Mac during the three months ended June 30, 2004 was 60 basis points higher than that of the same period in 2003, which affected the refinancing market for conforming loans, our loan origination increased from $150.5 million for the three months ended June 30, 2003 to $221.4 million for the comparable period in 2004. During the three months ended June 30, 2004 purchase money loans accounted for 64% of our origination.

Our recent financial highlights include:

  Loan originations. For the three months ended June 30, 2004 we funded $221.4 million of loans compared to $150.5 million for the three months ended June 30, 2003. Our wholesale channel, which originates loans through independent mortgage brokers, originated $182.9 million of loans in the three months ended June 30, 2004 and $101.2 million in the comparable period in 2003.
  Whole loan sales - cash income from sale. For the three months ended June 30, 2004 we sold $186.6 million of loans compared to $156.0 million during the three months ended June 30, 2003. Our revenue from sales of loan was $8.8 million during the three months ended June 30, 2004 compared to $4.8 million for the comparable period in 2003. The weighted average premium collected from sales of loans during the three months ended June 30, 2004 was 3.6% compared to 2.2% for the comparable period in 2003.

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

Pursuant to our critical accounting policies, the following items reflect significant judgments by management:

  Income from sale of mortgage loans
  Provision for losses
  Interest rate risk, derivatives and hedging

Income from Sales of Loans
To date, our income from sales of mortgage loans has consisted primarily of cash gain that resulted from whole loan sales. To date, we have sold all of our loans on a servicing released basis. Currently, we do not retain servicing rights. However, in the future we may decide to retain the right to service any of the loans that we have sold, in which case we may also record non-cash sales related to the value of those servicing rights.

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

Results of operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2003

The following table sets forth our results of operation in $ amount and as a percentage of total revenue for the three months ended June 30, 2004 and 2003. All $ amounts are in 000.

	2004	2003	2004	2003
Revenue
Income from sales of loans	8,770	4,788	80.0%	84.3%
Mortgage interest income	1,899	826	17.3%	14.5%
Origination income	285	19	2.6%	0.3%
Other income	11	45	0.1%	0.8%
Total Revenue	10,964	5,678	100.0%	100.0%

Cost of sales
Commission expense	2,916	2,010	26.6%	35.4%
Warehouse interest expense	797	746	7.3%	13.1%
Other closing expenses	378	350	3.4%	6.2%
Reserve for loans to be repurchased	352	-	-	-
Total cost of sales	4,444	3,106	40.5%	54.7%

Gross profit	6,520	2,572	59.5%	45.3%

Operating expenses
Salaries and wages	2,270	1,403	20.7%	24.7%
Occupancy	110	145	1.0%	2.6%
General and administrative	808	708	7.4%	12.5%
Loss from real estate owned	-	-	0.0%	0.0%
Total expenses	3,188	2,256	29.1%	39.7%

Income from operations	3,332	316	30.4%	5.6%

Other income (losses)	4	3	0.0%	0.1%

Income before tax	3,335	319	30.4%	5.6%

Provision for income tax	1,124	176	10.3%	3.1%

Net Income	2,211	143	20.2%	2.5%

Revenue

Total revenue. Total revenue for three months ended June 30, 2003 increased 93.1% to $11.0 million from $5.7 million for the three months ended June 30, 2003.

Income from sales of loans. Income from sales of loans increased 83.2% from $4.8 million for the three months ended June 30, 2003 to $8.8 million for the comparable period in 2004. Sales of whole loans increased 20.4% to $186.6 million for the three months ended June 30, 2004 compared to $156.0 million for the comparable period in 2003. The higher revenue was due to higher volume of sales and premiums that we collected from sales of our mortgage loans. The weighted average premium for whole loan sales was 3.6% in the three months ended June 30, 2004 compared to 2.2% for the comparable period in 2003. The higher premium we collected reflects the change in the type of loans that we originated.

Interest income on loans held for sale. Mortgage interest income during the three months ended June 30, 2004 was $1.9 million or 129.9% higher compared $0.9 million for the comparable period in 2003.

Loan origination income. To lesser extent, we earn loan origination fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans, which we fund are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income for loans brokered out to other lenders is recognized at the time such fees are received. Commission fee income increased from $19,000 for the three months ended June 30, 2003 to $285,000 for the three months ended June 30, 2004. This increase is primarily for origination fees we receive for Reverse Mortgages, which we originate and broker to other lenders.

Other Income. Income from our escrow division was $10,000 for the three months ended June 30, 2004 compared to $45,000 during the three months ended June 30, 2003. We have discontinued our escrow division operations and do not expect income from such operation in the foreseeable future.

Cost of sales

Commission Expense. Commission expenses for mortgage loans sold during three months ended June 30, 2004 increased 45.1% to $2.9 million from $2.0 million during the three months ended June 30, 2003. This increase was due to the increase in volume of origination and sales of loans. Commission expense is recognized at the time of sale to correspond with the recognition of income for the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale on our balance sheet. As of June 30, 2004, we had paid $1.5 million in commissions for loans held for sale.

Warehouse interest expense. Warehouse interest expense represents the interest incurred on all financing associated with use of our warehouse credit facilities during the time our loans are on the line prior to their sale. Interest expense increased 6.9% to $797,000 for the three months ended June 30, 2004 from $746,000 for the comparable period in 2003. The increase in interest expense was due to the increase in our volume of borrowing offset in part by lower cost of borrowing. In addition, during the three months ended June 30, 2004 we renegotiated the terms of our warehouse credit facility with one financial institution and lowered the interest rate we were charged from prime rate (changed from 4% to 4.25% on June 30, 2004) plus 0.5% to 1 month LIBOR (1.36875% at June 30, 2004) plus 2.25%.

Our average warehouse borrowing increased 72.9% to $84.4 million for the three months ended June 30, 2004 from $48.8 million for the comparable period in 2004. The weighted average number of days we held loans before sale was 41 and 37 days respectively. The interest rate for one of our warehouse financing is a variable rate equal to 1 month LIBOR plus 2.25%. The interest rate for our second warehouse facility is equal to the 1 month LIBOR rate plus a margin between 2.25% and 2.75%. Interest rate for our third warehouse facility is equal to 1 month LIBOR plus a margin between 2.25% to 3.75% depending on the type of loan and the period for which the loan has been held on the line. On June 30, 2004, the one month LIBOR rate was 1.37%.

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased to $378,000 for the three months ended June 30, 2004 from $350,000 for the comparable period in 2003.

Operating expenses
Total operating expenses. Total operating expenses increased 41.3% from $2.3 million for the three months ended June 30, 2003 to $3.2 million for the three months ended June 30, 2004. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses.

Salaries and wages. Salaries and wages increased 61.8% from $1.4 million for the three months ended June 30, 2003 to $2.3 million for the three months ended June 30, 2004. The increase was due to higher commissions paid for retail origination as well as increase in total number of employees. All retail loan officers are employees of the Company and are paid a commission for the loans originated by them. They are eligible for employment benefits similar to any other employee. The total number of our employees increased 70.2% from 84 at June 30, 2003 to 143 at June 30, 2004 including 51 commission based employees.

Occupancy.     Occupancy expense decreased 24.2% from $145,000 for the three months ended June 30, 2003 to $110,000 for the three months ended June 30, 2004. The decrease reflects the reduction in leased office space. In September 2003 the Company reduced the number of sales staff at its main offices and released the rented space used for the retail sales operation.

General and administrative. General and administrative expenses increased 14.1% from $708,000 for the three months ended June 30, 2003 to $808,000 for the three months ended June 30, 2004. This increase was due to an increase in marketing expenses, legal expenses and consulting fees.

Loss from real estate owned and loans held for sale. While we sell all of our loans for a cash price with servicing rights released, under terms of our agreements with various purchasers, we make certain representations and warranties to the purchaser, which we are obligated to satisfy or correct even after completion of sale transaction. For example we agree to repurchase loans where borrowers default on their payments within 90 days from date of transfer of servicing.

As of June 30, 2004, we had not made any provision for losses from Real Estate Owned. As of June 30, 2004 we had one property that is classified as REO. This property is being repaired and will be offered for sale. Currently we are collecting rent from tenants in this property. We expect to sell this property at no loss. During three months ended June 30, 2004, we sold one other property that was classified as REO at a nominal gain.

During three months ended June 30 2004, we repurchased one loan in the amount of $112,500. We have posted a reserve of $170,000 on losses for loans held for sale. In addition as of June 30, 2004 there were 29 loans with an aggregate value of $4,265,724 which we have been requested to repurchase. We have made a provision for losses for these loans in the amount of $182,000.

Provision for income tax. Provision for income tax increased from $176,000 for the three months ended June 30, 2003 to $1.1 million for three months ended June 30, 2004. This increase was a result of the increase in income before taxes from $439,000 for the three months ended June 30, 2003 to $3.3 million for the three months ended June 30, 2004.

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

Results of operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003

The following table sets forth our results of operation in $ amount and as a percentage of total revenue for the six months ended June 30, 2004 and 2003. All $ amounts are in 000.

	2004	2003	2004	2003
Revenue
Income from sales of loans	14,966	10,867	81.5%	82.8%
Mortgage interest income	2,948	2,135	16.1%	16.3%
Origination income	370	22	2.0%	0.2%
Other income	86	100	0.5%	0.8%
Total Revenue	18,369	13,124	100.0%	100.0%

Cost of sales
Commission expense	4,980	4,932	27.1%	37.6%
Warehouse interest expense	1,505	2,006	8.2%	15.3%
Other closing expenses	690	606	3.8%	4.6%
Reserve for loans to be repurchased	452	-	-	-
Total cost of sales	7,626	7,543	41.5%	57.5%

Gross profit	10,743	5,580	58.5%	42.5%

Operating expenses
Salaries and wages	3,938	2,620	21.4%	20.0%
Occupancy	221	288	1.2%	2.2%
General and administrative	1,518	1,188	8.3%	9.1%
Loss from real estate owned	-	-	0.0%	0.0%
Total expenses	5,676	4,096	30.9%	31.2%

Income from operations	5,067	1,484	27.6%	11.3%

Other income (losses)	98	10	0.5%	0.1%

Income before tax	5,165	1,494	28.1%	11.4%

Provision for income tax	1,906	646	10.4%	4.9%

Net Income	3,259	848	17.7%	6.5%

Revenue
Total revenue. Total revenue increased 40.0% from $13.1 million for six months ended June 30, 2003 to $18.4 million for the first six months of 2004. This increase was due to increases in income from sales of loans of $15.0 million and mortgage interest income of $2.9 million.

Income from sales of loans. Income from sales of loans increased 37.7% from $10.9 million for the first six months of 2003 to $15.0 million for the comparable period in 2004 due to higher volume of whole loan sales in 2004 as compared to 2003 and higher premiums collected on the sale of loans. Total whole loan sales increased 172.6% from $110.5 million for the six months ended June 30, 2003 to $301.2 million for the comparable period in 2004. This increase was due to increased loan originations during the first and second quarters of 2004 compared to the comparable period in 2003.

Interest income on loans held for sale. Mortgage interest income increased 38.1% from $2.4 million for the six months ended June 30, 2003 to $2.9 million for the comparable period in 2004. The increase in interest income was due to an increase in the inventory of loans held for sale.

Loan origination income. The commission fees earned on loans that we broker out to other lenders increased from $22,000 for the six months ended June 31, 2003 to $370,000 for the comparable period in 2004. The mortgage origination fees earned by us for retail loans which we fund are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans

Other Income. Income from our escrow division and other misc. sources was $86,000 for the six months ended June 30, 2004 compared to $100,000 for the comparable period in 2003. We have discontinued our escrow division operations.

Cost of sales
Commission Expense. Commission expenses for mortgage loans sold during six months ended June 30, 2003 remained the same as during the comparable period in 2002 at $4.9 million.

Warehouse interest expense. Warehouse interest expense for the six months ended June 30, 2004 decreased 25.0% to $2.0 million for the comparable period in 2003 to $1.5 million. The decrease in interest expense was due to lower warehouse interest rates.

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 13.9% to $690,000 for the six months ended June 30, 2004 from $606,000 for the comparable period in 2003.

Operating expenses

Total operating expenses. Total operating expenses increased 36.4% from $4.1 million for the six months ended June 30, 2003 to $5.6 million for the six months ended June 30, 2004. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

Salaries and wages. Salaries and wages increased 50.4% from $2.6 million for the six months ended June 30, 2003 to $3.9 million for the six months ended June 30, 2004. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses related to loan production.

Occupancy.     Occupancy expense decreased 23.2% from $288,000 for the six months ended June 30, 2003 to $221,000 for the three months ended June 30, 2004. The decrease was the result of a reduction in the office space used for in-house retail loan officers.

General and administrative. General and administrative expenses increased 28.7% from $1.2 million for the six months ended June 30, 2003 to $1.5 million for the three months ended June 30, 2004. This increase was due to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

Provision for income tax. Provision for income tax increased from $646,000 for the six months ended June 30, 2003 to $1.9 million for the six months ended June 30, 2004. This increase was a result of our increase in income before taxes from $1.6 million for the six months ended June 30, 2003 to $5.2 million for the six months ended June 30, 2004.

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

As of June 30, 2004, we had three warehouse credit facilities to finance our loan originations. After funding the loans, we sell our mortgage loans within one to three months of origination and pay off the warehouse credit facilities with the proceeds. Both of these warehouse facilities were structured as repurchase agreements, where the warehouse will provide the funds for origination of loans and will hold the collateral until we repurchase the loans to sell them to the investors. Under terms of such agreements, the investor would send the purchase proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

One warehouse credit facility with a financial institution in the amount of $80 million is structured as a repurchase agreement and accrues interest at a rate based upon 1 month LIBOR (1.36875% as of June 30, 2004) plus 2.25%. In addition this facility has a temporary increase of $20 million, which expires on August 15, 2004 at which time the credit limit will return to $80 million and the balance will return to or below this figure. This facility provides 100% credit for loans that are committed for sale to an affiliate of the financial institution. As of June 30, 2004 we had an outstanding balance of $63.4 million on this facility.

Our second warehouse facility is structured as a repurchase agreement and allows funding up to $30 million. This facility contains a sub-limit for various categories of loans such as “wet” funding (loans for which the collateral custodian has not yet received the related loan documents) or Alt-A loans and it has a one year term.. This facility has a cost of borrowing equal to the 1 month LIBOR rate plus a spread equal to 2.25% for all loans except second mortgage and sub-prime loans which have a spread of 2.75%. As of June 30, 2004 we had an outstanding balance of $19.9 million on this line.

Our third warehouse credit facility is structured as a secured credit agreement and will expire on February 1, 2005. This facility is in the amount $25 million with additional $40 million for loans which qualify for purchase by the financial institution. This. The cost of borrowing under this agreement is equal to 1 month LIBOR plus a spread between 2.25% and 3.75% based on type of loan and period of time for which the loan is held on the line. This facility has sub-limits for various type of loans and contains certain financial covenants. As of June 30, 2004 we had an outstanding balance of $19.2 million on this facility.

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of June 30, 2004, we have been in compliance with covenants of our warehouse agreements.

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

As of June 30, 2004 we held $48.1 million in loans which had not been committed for sale (as of this date all loans funded by June 30, 2004 are committed for sale). Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

The following table summarizes impact of — 100 basis points (bps), -50 bps, 50 bps and 100 bps change in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from uncommitted loans.

Change in Interest Rate (bps)	-100	-50	0	50	100

Change in Revenue from sale of Uncommitted Loans ($ 000s)	1,202	601	0	-601	-1,202

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

Also, our cost of financing a delinquent or defaulted mortgage loan is generally higher than for a performing mortgage loan. We bear the risk of delinquency and default on mortgage loans beginning when we originate them and continuing even after we sell loans. We also reacquire the risks of delinquency and default for mortgage loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent on the loan for the first 90 days after transfer date, or in any sale (or securitization if we engage in securitizations in the future) if the loan materially violates our representations or warranties. At June 30, 2004, there was $4,265,700 of loans to be repurchased, and a $270,000 provision for losses has been taken by management in this regard. The management believes there is sufficient equity and mortgage insurance coverage for offsetting most of the shortcomings from any forced sales of these properties.

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

Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business

Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the six months ended June 30, 2004 and 2003, approximately 81.8% and 93%, respectively, of the loans we originated were collaterized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

As of June 30, 2004, we financed substantially all of our existing loans through three separate warehouse credit facilities. One of our existing facilities is cancelable by the lender for cause at anytime and has a renewable one-year term. Our two other warehouse lines have expiration dates of February 3, 2005 and February 1, 2005, respectively. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

In addition, for the six months ended June 30, 2004, we had a negative operating cash flow of $56.7 million, and for the six months ended June 30, 2003, we had a positive operating cash flow of $20.8 million, which resulted from the use of $366.8 million and $322.4 million, respectively, of cash for new loan originations offset by cash proceeds from the sale of loans of $301.2 and $346.5 million, respectively. The timing of our mortgage loan dispositions, which are periodic, is not always matched to the timing of our expenses, which are continous. This requires us to maintain significant levels of cash to maintain acceptable levels of liquidity. Any decrease in demand in the whole mortgage loan market such that we are unable to timely and profitably sell our mortgage loans would inhibit our ability to meet our liquidity demands.

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

If we do not manage our growth effectively, our financial performance could be harmed

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of June 30, 2004, we had 143 employees, and as of  June 30, 2003, we had 84 full time employees. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease

A significant majority of our originations of mortgage loans comes from independent brokers. In 2003, 70% of our loan originations were originated through approximately 150 brokers. For the six months ended June 30, 2004, 78.3% of our loans were originated through approximately 480 brokers from a list of 2200 approved brokers; no broker represented more than 10% of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

We make “yield spread premium” payments to mortgage brokers on many of our loans, and the uncertainty of the federal judicial interpretation of the legality of these payments may increase our exposure to litigation, related defense expenses and adverse judgements.

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

Sales of additional common stock may adversely affect our market price

The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. As of June 30, 2004, Raymond Eshaghian, our Chief Executive Officer, beneficially owned 9,486,500 shares of our common stock and four other stockholders, including M. Aaron Yashouafar, one of our directors, beneficially owned 5,000,000 shares of our common stock, and these five stockholders have the right to require us to register their respective shares. The sale of a large amount of shares by one or more of the five stockholders, or the perception that such sales may occur, could adversely affect the market price for our common stock. In addition, we expect that the legal, accounting, and other costs associated with the registration of those shares will be substantial.

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

Control by officer, director and majority stockholder

We are controlled by Raymond Eshaghian, who beneficially owns 63.0% of our outstanding common stock as of August 12, 2004. Mr. Eshaghian serves as our Chief Executive Officer and a member of our Board of Directors. As a result, Mr. Eshaghian is able to (i) elect a majority of our Board of Directors, (ii) approve the sale of our assets, mergers and other business combination transactions and (iii) direct and control our operations, policies, and business decisions.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a – 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this quarterly report on Form 10-QSB (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)  Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Registrant was informed in January 2004 that the City of Los Angeles had assessed an additional $136,550 in business tax for the years 2001 through 2003. The Registrant is contesting this assessment on the grounds that the City of Los Angeles’ assessment is 1) based on the Registrant’s entire revenue including fees collected by the Registrant on behalf of third parties, such as commissions and escrow impounds; and 2) based on the Registrant’s nationwide revenues and not just revenues generated from transactions that occurred within the City of Los Angeles.

The Registrant has retained legal counsel and an administrative hearing was held on May 11, 2004. At this hearing, the Registrant contested on various grounds the basis for, and the calculation of, the assessed additional business tax. The City of Los Angeles is assessing the arguments made and evidence presented and additional hearings are likely. At this time management is unable to determine the outcome of this hearing and no provision has been made in the consolidated balance sheets. The Registrant does not believe that an adverse result would have a material effect on its consolidated financial position or results of operation.

Other than the foregoing, there are no material pending legal proceedings to which the Registrant is a party, other than routine litigation incidental to its business.

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 2, 2004, the Registrant held its annual meeting of stockholders. Of 15,000,000 shares eligible to vote, 14,400,200 votes were returned or present. This represented 96% of all outstanding shares, thus formulating a quorum. The following matters were submitted to stockholders at the annual meeting for a vote: Proposal I — Election of Directors, and Proposal II — Ratification of the appointment of Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) as the Registrant’s independent auditors for the year ending December 31, 2004.

Proposal I — Election of Directors.

     The following individuals were elected to serve as the directors of the Registrant at the annual stockholders’ meeting, to serve until their successors are elected and qualified at the next annual meeting of stockholders or until death, resignation or removal.

Director	For	Against	Withheld	Elected
Raymond Eshaghian	14,400,200	0	0	Yes
H.Wayne Snavely	14,400,200	0	0	Yes
M.Aaron Yashouafar	14,400,200	0	0	Yes

Proposal II — Ratification of the appointment of Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) as the Registrant’s independent auditors for the year ending December 31, 2004. This proposal was approved with 14,400,200 shares voted for, 0 voted against, and 0 votes withheld.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a — 14(a).
31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a — 14(a).
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

Date: August 16, 2004