Form 10QSB
period 2004-09-30
TMSF HOLDINGS INC
filed 2004-11-22
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares of Common Stock outstanding as of  November 15, 2004: 15,000,000

		Pa	ge
		Nu	mber
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of September 30, 2004 (unaudited)
	and December 31, 2003		3

	Consolidated Statements of Operations for the nine and three months
	ended September 30, 2004 (unaudited) and 2003 (unaudited)		4

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2004 (unaudited) and 2003 (unaudited)		5

	Notes to the Consolidated Financial Statements (unaudited)		6

Item 2	Management Discussion and Analysis of Financial Condition
	and Results of Operations		15

Item 3	Controls and Procedures		44

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		45

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		45

Item 3	Defaults Upon Senior Securities		45

Item 4	Submission of Matters to a Vote of Securities Holders		45

Item 5	Other Information		45

Item 6	Exhibits		45

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003 (unaudited)

ASSETS
	September 30,	December 31,
	2004	2003
	(unaudited)
Current assets
Cash and cash equivalents	$ 2,552,018	$ 2,843,172
Mortgage loans held for sale, net	107,042,591	45,398,220
Mortgage loans to be repurchased, net	3,127,954	-
Prepaid expenses	102,022	32,491
Other receivables	3,934,942	109,926

Total current assets	116,759,527	48,383,809

Restricted cash	1,389,399	489,214
Real estate owned	314,669	558,998
Property and equipment, net	619,116	383,832
Deposits and other assets	164,172	181,515

Total assets	$119,246,883	$49,997,368

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Warehouse lines of credit	$ 98,801,461	$ 42,357,240
Obligation to repurchase mortgage loans	3,583,554	-
Accounts and other payables	3,618,768	421,147
Escrow funds payable	39,169	54,308
Accrued expenses	222,235	59,028
Accrued income taxes	923,996	1,195,895
Deferred tax liability	177,000	271,000

Total current liabilities	$107,366,183	$44,358,618

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value
10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
100,000,000 shares authorized
15,000,000 (unaudited) and 15,000,000 shares
issued and outstanding	15,000	15,000
Additional paid-in capital	3,078,682	3,043,182
Retained earnings	8,787,018	2,580,568

Total shareholders' equity	11,880,700	5,638,750

Total liabilities and shareholders' equity	$ 119,246,883	$ 49,997,368

        The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
For the Three Months and Nine Months Ended September 30, 2004 (unaudited) and 2003 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income
Income from sale of mortgage loans	$12,898,116	$4,372,664	$27,864,840	$15,245,136
Mortgage Interest Income	3,209,676	936,164	6,158,022	3,070,831
Escrow service income	-	111,382	84,617	205,971
Commission fee income	233,625	28,524	603,134	50,449

Total loan income	16,341,417	5,448,734	34,710,613	18,572,387

Costs of loan origination and sale of
mortgages

Appraisals	311,688	409,135	629,321	597,979
Commissions	4,919,008	2,377,425	9,898,923	7,309,322
Credit reports	53,644	60,836	107,662	134,593
Other costs	87,754	91,166	312,334	339,405
Reserve for impairment of mortgage
loans to be repurchased	185,600	-	637,693	-
Warehouse fees	74,237	53,967	167,717	149,365
Warehouse Interest expense	1,693,275	662,999	3,197,971	2,548,683

Total costs of loan origination
and sale of mortgages	7,325,206	3,655,528	14,951,622	11,079,347

Gross profit	9,016,211	1,793,207	19,758,991	7,493,091

Operating expenses	3,922,779	2,527,084	9,598,970	6,623,370

Income (loss) from operations	5,093,432	(733,877)	10,160,021	869,671
Other income
Interest income	5,219	1,981	10,395	10,026
Other income	69,220	-	162,500	2,215

Total other income	74,439	1,981	172,895	12,241

Income (loss) before provision
for income taxes	$ 5,167,871	$ (731,896)	10,332,916	881,912

Provision for (benefit from) income taxes	2,220,865	(284,000)	4,126,465	357,000
Net income (loss)	$2,947,007	$(447,897)	$6,206,451	$524,911

Basic earnings (loss) per share	0.20	(0.03)	0.41	0.04

Diluted earnings per share	0.19	(0.03)	0.41	0.04

Basic weighted-average common
shares outstanding	15,000,000	15,000,000	15,000,000	14,978,866

Diluted weighted-average
common shares outstanding	15,256,700	15,000,000	15,003,957	14,978,866

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 (unaudited)  and 2003 (unaudited)

	For the Nine Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 6,206,451	$ 524,912
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	111,077	74,292
Bad debt expense	-	25,954
Provision for losses from EFL
and loans to be repurchased	556,380	-
Options granted for consulting services	35,500	-
(Increase) decrease in
Mortgage loans held for sale, net	(61,745,152)	29,363,154
Mortgage loans to be repurchased	(3,583,554)	-
Prepaid Expenses	(69,530)	201,311
Other receivables	(3,825,016)	(1,000,488)
Other assets	17,344	30,831
Increase (decrease) in
Accounts and other payables	3,197,448	(247,064)
Obligation to repurchase mortgage loans	3,583,554	-
Escrow funds payable	(15,139)	-
Accrued Expenses	163,208	26,374
Income tax payable	(271,899)	787,000
Deferred tax liability	94,000	(428,000)

Net cash provided by (used in) operating activities	(55,733,155)	29,358,276

Cash flows from investing activities
(Increase) decrease in restricted cash	(900,186)	306,320
Proceeds from sale of real estate owned	244,329	315,000
Purchase of property and equipment	(346,362)	(229,684)

Net cash provided by (used in) investing activities	(1,002,218)	391,636

Cash flows from financing activities
Warehouse lines of credit	56,444,220	(32,104,205)
Proceeds from convertible, subordinated note
payable - related party	-	2,000,000
Issuance of common stock	-	8,182

Net cash provided by (used in) financing activities	56,444,220	(30,096,023)

Net increase (decrease) in cash and cash equivalents	$ (291,153)	$(346,111)

Cash and cash equivalents, beginning of period	2,843,171	732,482

Cash and cash equivalents, end of period	$ 2,552,018	$ 386,371

Supplemental disclosures of cash flow information

Interest paid	-	$ 104,158

Income taxes paid	$1,385,000	-

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (unaudited)

NOTE 1 — ORGANIZATION AND LINE OF BUSINESS

General
The Mortgage Store Financial, Inc. was incorporated on August 25, 1992. The Company (as defined in Note 2) is licensed by the California Department of Corporations and respective agencies in 30 other states. It is principally engaged in the origination and purchase of residential mortgage loans. Generally, such loans are subsequently sold to financial institutions or to other entities that sell such loans to investors as a part of secured investment packages. The Company has obtained approval from the Department of Housing and Urban Development to act as a non-supervised mortgagee.

In August 2003, the Company formed a new subsidiary, CPV Limited, Inc. The sole purpose of this subsidiary is to hold real estate properties repossessed by the Company.

Share Exchange, Redemption of Stock, and Consulting Agreement
On November 4, 2002, the Company and its sole shareholder entered into a share exchange agreement with Little Creek, Inc. (“Little Creek”), a publicly traded company listed on the NASDAQ Bulletin Board, in which the sole shareholder received 9,500,000 shares, or approximately 97% of the stock of Little Creek, in exchange for 100% of the stock of the Company. Under the terms of the exchange agreement, 1,295,118 shares of Little Creek were canceled prior to the transaction, and 336,365 shares remained issued and outstanding. Subsequently, Little Creek’s name was changed to TMSF Holdings, Inc., and its incorporated domicile was changed from the state of Utah to the state of Delaware.

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

Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs for the nine months ended September 30, 2004 and 2003 were $34,371 (unaudited) and $14,763 (unaudited), respectively.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. At December 31, 2003 and September 30, 2004, the net deferred tax liability is a result of the use of differing depreciation methods between financial and tax reporting purposes, and the use of the accrual method of accounting for financial reporting purposes and the cash basis for tax reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

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

As of the three months ended, September 30, 2004 and 2003 (unaudited) the Company had potential common stock as follows:

	2004 (unaudited)	2003 (unaudited)

Weighted average number of common shares outstanding used in computation of basic EPS	15,000,000	14,978,866

Stock options	256,700	0

Weighted average number of common and potential
shares outstanding used in computation
of diluted EPS	15,256,700	14,978,866

As of the nine months ended, September 30, 2004 and 2003 (unaudited) the Company had potential common stock as follows:

	2004 (unaudited)	2003 (unaudited)

Weighted average number of common shares outstanding used in computation of basic EPS	15,000,000	14,978,866

Stock options	3,957	-

Weighted average number of common and potential
shares outstanding used in computation
of diluted EPS	15,003,957	14,978,866

Stock-Based Compensation
SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities electing to remain with the accounting method of APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB Opinion No. 25 using the intrinsic value method.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earning per share would be reduced to the pro forma amounts indicated below for the three months and nine months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income
as reported	$2,947,007	$(258,895)	$6,206,451	$524,930
Add stock based
employee
compensation
expense included in
net income, net of tax	--	--	--	--
Deduct total stock
based employee
compensation
expense determined
under fair value
method for all awards,
net of tax	(165,186)	--	(165,186)	--

Pro forma	$2,781,182	$(258,895)	$6,041,265	$524,930

Earnings per common share
Basic - as reported	$ 0.20	$ (0.03)	$ 0.41	$ 0.04
Basic - pro forma	$ 0.19	$ (0.03)	$ 0.40	$ 0.04
Diluted - as reported	$ 0.19	$ (0.03)	$ 0.41	$ 0.04
Diluted - pro forma	$ 0.18	$ (0.03)	$ 0.40	$ 0.04

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended September 30, 2004: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 3.85%; and expected life of five years.

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

Concentration of Credit Risk
At December 31, 2003 and September 30, 2004, the Company maintained cash balances with banks totaling $4,884,964 and $3,674,944 (unaudited), respectively, in excess of federally insured amounts of $100,000 per bank.

Major Customers
During the nine months ended September 30, 2004, the Company sold 61% (unaudited), 11% (unaudited), and 11% (unaudited) of its mortgage loans to three institutional investors (unaudited).

Market Risk
The Company is involved in the real estate loans market. Changes in interest rates or other market conditions within the real estate loans market may have a significant effect on the volume and profitability of the business of the Company.

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a reserve for funding in excess of warehouse’s advance limit. The Company does not have direct access to these funds. Such cash balances at December 31, 2003 and September 30, 2004 aggregated to $434,906 and $ $1,350,230 (unaudited), respectively.

The Company also maintains an escrow trust account in a financial institution for funds that are to be reimbursed to borrowers when the escrow closes. Cash balances in the escrow account at December 31, 2003 and September 30, 2004 were $54,308 and $39,168 (unaudited), respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and September 30, 2004 consisted of the following:

	September 30, 2004 (unaudited)	December 31, 2003

Furniture and fixtures	$128,103	$98,264
Office equipment	146,782	138,959
Computer equipment	601,880	293,181
Leasehold improvements	20,000	20,000

	896,765	550,404
Less accumulated depreciation and amortization	277,649	166,572

Total	$619,116	$383,832

Depreciation and amortization expense was $111,077 (unaudited) and $74,292 (unaudited) for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 5 — WAREHOUSE LINES OF CREDIT

The Company maintains a warehouse line of credit with a financial institution, which is subject to renewal on an annual basis. Advances are received by the Company up to a maximum of $80,000,000 based upon a specified percentage of mortgage loans, which are pledged as collateral, and interest accrues at 1 month LIBOR (1.840% at September 30, 2004), plus 2.25% per annum. This facility expires on December 31, 2004 and is renewed automatically

Advances are due upon the earlier of the sale of the mortgage loans that are pledged as collateral or a specified period of time from the date on which the advance was received. The warehouse line of credit is guaranteed by the shareholder and contains a financial covenant concerning a minimum net worth of $8,744,904. At September 30, 2004, management believes the Company was in compliance with such covenant.

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender in excess of a specified percentage of the loan amount agreed upon by the warehouse lenders. At December 31, 2003 and September 30, 2004, the pledged amounts aggregated to $434,906 and $872,650 (unaudited), respectively.

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

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender. The Company shall ensure that at all times the balance in the cash account is no less than greater of (a) $175,000 and (b) the aggregate of all cash account allocated amounts for all purchased mortgage loans. At September 30, 2004, the pledged amounts aggregated to $477,580 (unaudited).

In March 2004, the Company secured a third warehouse line of credit with a financial institution. The maximum purchase amount on this credit line is $10,000,000. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest equal to 1 month LIBOR plus a margin between 2.25% and 3.75% per annum, dependent on the type of loan funded. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of September 30, 2004.

In July 2004, the Company entered into an Early Purchase Agreement with the same financial institution where certain qualifying loans are purchased by the institution immediately upon origination to be sold to a take-out investor at a later date but not later than 90 days after funding. The purchase price for such loans is 98% of the take-out investor’s price but not to exceed par value of mortgage notes. Loan origination under provisions of this facility are recognized as sales of loan and are not reflected on the Company’s balance sheet.

The aggregate outstanding balance on the warehouse lines of credit at December 31, 2003 and September 30, 2004 was $42,357,240 and $98,801,461 (unaudited), respectively.

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

During the nine months ended September 30, 2004, the Company repurchased one loan. During the three months ended September 30, 2004 the Company reduced the reserve for losses with regard to repurchased loans and loans held for sale by $69,220 to $100,780 (unaudited). This change reflects the increase in value of the property by which these loans are secured.

As of September 30, 2004, the Company was obligated to repurchase four loans with an aggregate balance of $3,583,554 (unaudited). The Company recorded a reserve of $455,600 (unaudited) on the loan to be repurchased for the estimated impairment in the market value.

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

The Company has retained legal counsel and an administrative hearing was held on May 11, 2004. Subsequently in August 2004 the Company provided additional information to examiners with regards to items in dispute and is expecting a response. At this time management is unable to determine the outcome of the administrative review and no provision has been made in the consolidated balance sheet.

NOTE 7 — INCOME TAXES

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the nine months ended September 30, 2004 and 2003:

	2004 (unaudited)	2003 (unaudited)
Current
Federal	$3,340,401	$631,000
State	884,700	155,000

	4,227,539	786,000
Deferred
Federal	(129,676)	(353,000)
State	28,601	(76,000)

	(101,074)	(429,000)

Provision for income taxes	$4,126,465	$357,000

At December 31, 2003 and September 30, 2004, components of net deferred tax assets (liabilities) in the accompanying balance sheets include the following amounts:

	September 30, 2004 (unaudited)	December 31, 2003
Deferred tax liability
Current
Expenses	$(510,000)	$(396,000)
Accounts payable and accrued expenses	(2,000)	(25,000)
State taxes	335,000	139,000
Net operating losses	-	11,000

Net deferred tax liability	$(177,000)	$(271,000)

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the nine months ended September 30, 2004 and 2003:

	2004 (unaudited)	2003 (unaudited)

Federal tax on pretax income at statutory rates	$3,513,465	$300,000
State tax, net of federal benefit	604,000	52,000
Other	9,000	5,000

Total	$4,126,465	$357,000

NOTE 8 – STOCK OPTIONS

On June 25, 2004, under the Company’s employee stock option plan and with approval of the Board of Directors, Raymond Eshaghian, the President and CEO of the Company was granted 500,000 Incentive Stock Options (“ISO”) to purchase company’s stock at an exercise price of $0.95. These options vest immediately.

On August 23, 2004 under the Company’s employee stock option plan and in consideration for services rendered in the past and as future incentive M. Aaron Yashouafar was granted 210,000 options to purchase the Company’s stock at an exercise price of $0.95. These options vest immediately.

On August 23, 2004 in consideration for services rendered, the Company granted Mr. Joseph H. Nourmand options to purchase 52,000 shares of common stock at an exercise price of $0.85 per share. These options vested immediately. The company has recognized the fair market value of these options as consulting expense. In addition, options to purchase 30,000 shares of common stock, which was granted to CCG Investor Relations on May 4, 2004, and which were scheduled to be issued by September 30, 2004 were recognized as consulting expense at their fair market value.

NOTE 9 — RELATED PARTY TRANSACTIONS

Consulting Expenses

During the three months and nine months ended September 30, 2004 and 2003, the Company paid $202,500 (unaudited), $490,000 (unaudited), $44,167 (unaudited) and $176,667 (unaudited), respectively, for consulting expenses to companies owned by shareholders or relative of a shareholder. Furthermore, during the three months and nine months ended September 30, 2004 and 2003, the Company paid consulting expenses of $0 (unaudited), $20,000 (unaudited), and $10,000 (unaudited) and $10,000 (unaudited), respectively, to a director.

Rent and Lease Expenses
The Company leases its office facilities from a shareholder, which lease expires in August 2007. Future minimum lease payments under this non-cancelable operating lease as of September 30, 2004 was $267,600. Rent paid to the shareholder for the nine months ended September 30, 2004 and 2003 amounted to $210,056 (unaudited) and $238,702 (unaudited). In addition, the Company pays for certain vehicles operating expenses on behalf of certain officers. Lease payments made for these officers for the nine months ended September 30, 2004 and 2003 were $34,329 (unaudited) and $18,891 (unaudited) respectively.

NOTE 10 — SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2004, the Company entered into an agreement with an investor relations firm under which it will grant options to purchase 30,000 shares of common stock. The options are exercisable at $1.25 per share, vest five months after the date of the agreement and expire in May 2006. The value of the options was not material.

On August 23, 2004, the Company granted to a consultant options to purchase 52,000 shares of the Company’s common stock as payment for past services. The exercise price of these options are $0.85. The options vest immediately and expire on August 23, 2014. The fair value of the option is $28,600.

NOTE 11 – SUBSEQUENT EVENTS

The Company has received and accepted a purchase offer to sell its REO property for the sum of $350,000. The Company expects the sales transaction to complete by mid November 2004.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-QSB.

This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our company’s revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our company’s actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.

The risks and uncertainties are detailed from time to time in reports filed by our company with the SEC, including Forms 8-K, 10-QSB, and 10-KSB, and include, among others, the following:

  National, statewide and local economic slowdown or recession;
  Changes in interest rates, demand for consumer credit and real estate values;
  Reduction in loan origination volume and net interest income;
  Higher delinquency and default rates on loans;
  Obligations to repurchase loans we have sold due to delinquency, defaults or other defects, such as non-compliance with laws, regulations or underwriting standards;
  Intense competition from mortgage banking companies, Internet-based companies and traditional and thrift lenders;
  Effectiveness of underwriting and collection policies;
  Ability to maintain significant levels of cash and warehouse credit facilities to fund our loan originations;
  Limitations on growth caused by credit facility covenants and restrictions;
  Ability to attract and retain qualified sales and management personnel;
  Continued maintenance and operation of our information systems and ability to adapt to and implement technological changes in the industry;
  Maintenance and expansion of our network of independent brokers;
  Seasonal trends and patterns in housing sales;
  Potential liability for fraudulent and negligent acts on part of the loan applicants, mortgage brokers, vendors and our employees;
  Costs and potential liabilities related to compliance with complex and inconsistent laws and regulations at the federal, state and local levels, including, but not limited to, the uncertainty of judicial interpretation of the legality of “yield spread premium” payments we make to mortgage brokers on many of our loans, and including “anti-predatory lending” laws;
  Lack of liquidity resulting from, among other things, historically low trading volume in our common stock and securities regulations applicable to us as a “penny stock”;
  Fluctuation in quarterly revenues and operating results;
  Control by an individual who is an officer, director and majority stockholder;
  Compliance with recent legislation including the Sarbanes-Oxley Act of 2002; and
  Other factors referenced or incorporated by reference in this report and other reports.

The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also be aware that while we do, from time to time, communicate with securities analysts, we do not disclose any material non-public information or other confidential commercial information to them. Accordingly, individuals should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

Revenue Model
Our operations generate revenues in three ways:

  Income from sales of loans. We generate income from selling the loans we originate for a premium to investors. This accounts for a substantial percentage of our revenues.
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

Our recent financial highlights include:

Net Income.For the three months ended September 30, 2004 we realized income of $5.2 million before provision for income tax. The net income after provision for income tax was $2.9 million or $0.19 per basic and fully diluted shares.

Loan originations. For the three months ended September 30, 2004 we funded $321.8 million of loans compared to $165.5 million for the same period in 2003. Purchase money mortgages accounted for 72% of our originations during the three months ended September 30, 2004 compared to 35% for the same period in 2003. Our wholesale channel, which originates loans through independent mortgage brokers, originated $273.1 million of loans in the quarter ended September 30, 2004 and $105.6 million in comparable period in 2003.

We continued to expand our geographical reach and increased origination throughout the country. During the three months ended September 30, 2003 we had loan originated in 28 states with California accounting for 90.2% of our total origination volume. For the three months ended September 30, 2004 our origination came from 38 states and California accounted for 65.7% of total originations.

Whole loan sales - cash income from sale. For the three months ended September 30, 2004 we sold $263.2 million of loans compared to $168.2 million during comparable period in 2003. Our revenue from sales of loans was $12.9 million during three months ended September 30, 2004 compared to $4.4 million for the same period in 2003. During the three months ended September 30, 2004 we continued to benefit from the higher premiums which we received from sales of Alt-A type mortgage loans. The weighted average premium collected from sales of loans in this period was 3.47% compared 1.50% in 2003. During the three months ended September 30, 2004 the cost of origination which represents the rebate of yield spread premium to the loan originators was 0.74% compared to 0.68% for the same period in 2003.

Accounting for Our Loan Sales
When we sell our mortgage loans in whole loan sale transactions, we dispose of our entire interest in the loans. We recognize revenue at the time of the sale of loans. The revenue consists of pricing premiums from sales less cost of financing the origination of loans. The lender and retail origination fees are also recognized at the time we sell the loans. Lender fees and origination fees that are payable to third party brokers and which are paid by borrowers on mortgage loans held for sale are deferred as a balance sheet item and are recaptured as revenue when the related loans are sold.

In July 2004 we entered into an early purchase agreement with one of our warehouse lenders where certain qualifying loans are purchased by the same institution immediately upon funding, with the company retaining the right to service and resell the loans to a take-out investor for a period of 90 days. Loan originations under provisions of this facility is recognized as sales of loans and are not reflected on our balance sheet. For loans that we originate through this facility, we recognize the origination fee and other lender fees at the time of funding and all corresponding commissions and fees are recognized immediately.

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

Pursuant to our critical accounting policies the following reflect significant judgments by management:

  Income from sale of mortgage loans
  Gain on sales
  Provisions for losses
  Interest rate risk, derivatives and hedging

Income from Sales of Mortgage Loans
To date our income from sales of mortgage loans has consisted primarily of cash gain that resulted from whole loan sales. To date, we have sold all of our loans on a servicing released basis. Currently, we do not retain servicing rights. However, in the future we may decide to retain the right to service any of the loans that we have sold, in which case we may also record non-cash sales related to the value of those servicing rights.

Gain on Sales
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

Results of Operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003

The following table sets forth our results of operations in $ amount and as a percentage of total revenue for the three months ended September 30, 2004 and 2003. All $ amounts in 000.

	2004	2003	2004	2003
Revenue
Income from sales of loans	12,898	4,373	78.9%	75.4%
Mortgage interest income	3,209	936	19.6%	17.2%
Origination income	234	29	1.4%	0.5%
Other income	-	111	0.0%	1.9%
Total revenue	16,341	5,449	100.0%	100.0%

Cost of sales
Commission expense	4,919	2,377	30.1%	41.0%
Warehouse interest expense	1,693	662	10.4%	12.2%
Other closing expenses	527	616	3.2%	10.6%
Reserve for loans to be repurchased	186	-	1.1%	0.0%
Total cost of sales	7,325	3,655	44.8%	67.1%

Gross profit	9,016	1,793	55.2%	32.9%

Operating expenses
Salaries and wages	2,862	1,709	17.5%	29.5%
Occupancy	168	116	1.0%	2.0%
General and administrative	892	702	5.5%	12.1%
Total expenses	3,922	2,527	24.0%	43.6%

Income (loss) from operations	5,094	(734)	31.2%	(13.5%)

Other income (losses)	74	2	0.5%	0.0%

Income (loss) before tax	5,168	(732)	31.6%	(13.4%)

Provision for (benefit from) income tax	2,221	(284)	13.6%	(5.2%)

Net income (loss)	2,947	(448)	18.0%	(8.2%)

Results of operations for three months ended September 30, 2004 compared to the same period in 2003

Revenue

Total revenue. Total revenue for three months ended September 30, 2004 increased 199.9% to $16.3 million from $5.8 million for the three months ended September 30, 2003.

Income from sales of loans. Income from sales of loans increased 194.9% from $4.4 million for the three months ended September 30, 2003 to $12.9 million for the same period in 2004. Sales of loans increased 56.5% to $263.2 million for the three months ended September 30, 2004 compared to $168.2 million for the same period in 2003. The higher revenue was due to higher volume of sales and premiums collected from sales of our mortgage loans. The weighted average premium for loans sold was 3.47% in the three months ended September 30, 2004 compared to 1.50% for the same period in 2003. The higher premiums we collected reflect the change in the type of loans that we originated.

For the three months ended September 30, 2004 income from sale of loans includes income recognized for funding of loans through an early purchase facility which we established with one of our warehouse lenders in August 2004. Under provisions of this facility, certain qualifying loans are sold to the warehouse lender at par value upon funding, where we retained the right to service and resell the loan to a “take-out investor” for a period of 90 days. Use of this facility effectively accelerates recognition of some revenue from sale of loans. The revenue we recognized from use of this facility for the three months ended September 30, 2004 was $2.4 million. Correspondingly, $1.6 million in commission expenses incurred for these loans was accelerated and was recognized in the same period. We did not have a similar facility during the three months ended September 30, 2003.

Interest income on loans held for sale. Interest income includes income on loans that are sold during the period as well as accrued interest income for loans which are held for sale at the end of period. Mortgage interest income during the three months ended September 30, 2004 was $3.2 million compared to $936,000 for the same period in 2003. As of January 2004 we began to recognize accrued mortgage interest income for loans held for sale.

Commission fee income. To lesser extent, we earn loan origination fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans, which we fund are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income for loans brokered out to other lenders is recognized at the time such fees are received. Commission fee income increased from $29,000 for the three months ended September 30, 2003 to $234,000 for the three months ended September 30, 2004.

Other Income. Since we have discontinued our escrow division no income was recorded for the three months ended September 30, 2004 compared to $111,000 during the three months ended September 30, 2003

Cost of sales

Commission Expense. Commission expenses for mortgage loans sold during three months ended September 30, 2004 increased 106.9% to $4.9 million from $2.4 million in the three months ended September 30, 2003. This increase is primarily the result of higher loan originations and sales as well as the recognition of $1.6 commission expenses incurred for loans that were funded through our early purchase facility. Commission expenses are recognized at the time of sale to correspond with the recognition of income for the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale on our balance sheet. As of September 30, 2004, we had paid $1.1 million in commissions for loans held for sale.

Warehouse interest expense. Warehouse interest expense represents the interest incurred on financing associated with use of our warehouse credit facilities during the time our loans are on the line prior to their sale. Interest expense increased 99.8% to $1.7 million for the three months ended September 30, 2004 from $851,820 for the same period in 2003. The increase in interest expense was due to the increase in our volume of borrowing offset in part by lower cost of borrowing. Earlier in 2004 we had renegotiated the terms of a warehouse credit facility with one financial institution and lowered the interest rate we were charged from prime rate (4.75% at September 30, 2004) plus 0.5% to 1 month LIBOR (1.840% at September 30, 2004) plus 2.25%.

Our average warehouse borrowing increased 137.4% to $187.9 million for the three months ended September 30, 2004 from $63.1 million for the same period in 2003. The weighted average number of days we held loans before sale during the most recent was 47 compared to 34 days during the same period in 2003.The interest rate for one of our warehouse financing is a variable rate equal to 1 month LIBOR plus 2.25%. The interest rate for our second warehouse facility is equal to the 1 month LIBOR rate plus a margin between 2.25% and 2.75%. Interest rate for our third warehouse facility is equal to 1 month LIBOR plus a margin between 2.25% to 3.75% depending on the type of loan and the period for which the loan has been held on the line. On September 30, 2004, the one month LIBOR rate was 1.84%.

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, decreased 14.4% to $527,000 for the three months ended September 30, 2004 from $616,000 for the comparable period in 2003

Operating expenses

Total operating expenses. Total operating expenses increased 55.2% from $2.5 million for the three months ended September 30, 2003 to $3.9 million for the three months ended September 30, 2004. The increase was the result of an increase in the volume of originations, staffing, and other variable operating expenses.

Salaries and wages. Salaries and wages increased 67.5% from $1.7 million for the three months ended September 30, 2003 to $2.9 million for the three months ended September 30, 2004. The increase was due to increase in total number of employees as well as commissions paid for retail origination. All retail loan officers are employees of the company and are paid commissions for the loans originated and are eligible for employment benefits similar to any other employee. The total number of our employees at September 30, 2004 was 193 including 52 commission based account executives. Total number of full time employees at September 30, 2003 was 76 plus 226 commission based loan officers. The change in number of employees reflects the increase in our wholesale lending operation compared to the retail origination.

Occupancy. Occupancy expense increased 44.8% from $116,000 for the three months ended September 30, 2003 to $168,000 for the three months ended September 30, 2004. The increase reflects the addition in leased space both at our headquarters and satellite offices.

General and administrative. General and administrative expenses increased 27.1% from $702,000 for the three months ended September 30, 2003 to $892,000 for the three months ended September 30, 2004. This increase was due to an increase in marketing expenses and consulting fees.

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

As of September 30, 2004 we had one property that is classified as REO. We have accepted a purchase offer to sell this property at a price above its cost.

In addition as of September 30, 2004 there were 24 loans with an aggregate value of $3,583,554 which we have been requested to repurchase due to early payment defaults. We have made a provision for losses for these loans in the amount of $455,600.

Provision for income tax. For the three months ended September 30, 2004 we have recorded $2.2 million in provision for taxes on income of $5.2 million compared to a reduction in the provision for taxes of $284,000 for the three months ended September 30, 2003 resulting from losses of $732,000.

In January 2004, we were informed that the City of Los Angeles has assessed an additional $136,550 in business tax for the years 2001 through 2003. We have contested this assessment on the ground that the tax basis calculated by the City of Los Angeles include receipt for third party fees and commissions and that it is based on our nationwide revenue. We have retained legal counsel and an administrative hearing was held on May 11, 2004 as the first step towards resolving this issue. Subsequently additional information has been submitted to the department of finance for their review. At this time we are unable to determine the outcome of this ruling and no provision has been made in our financial statements.

The following table sets forth our results of operations for the nine months ended September 30 for years indicated. All figures are in $000.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue
Income from sales of loans	27,865	15,245	80.3%	80.6%
Mortgage interest income	6,158	3,071	17.7%	16.5%
Origination income	603	50	1.7%	0.3%
Other income	85	206	0.2%	1.1%
Total revenue	34,711	18,572	100.0%	100.0%

Cost of sales
Commission expense	9,899	7,309	28.5%	38.6%
Warehouse interest expense	3,198	2,549	9.2%	13.7%
Other closing expenses	1,217	1,221	3.5%	6.5%
Reserve for loans to be repurchased	638	-	1.8%	0.0%
Total cost of sales	14,952	11,079	43.1%	59.7%

Gross profit	19,759	7,493	56.9%	40.3%

Operating expenses
Salaries and wages	6,800	4,329	19.6%	22.9%
Occupancy	389	404	1.1%	2.1%
General and administrative	2,426	1,890	7.0%	10.0%
Total expenses	9,599	6,623	27.7%	35.0%

Income from operations	10,160	870	29.3%	4.7%

Other income (losses)	173	12	0.5%	0.1%

Income before tax	10,333	882	29.8%	4.7%

Provision for income tax	4,126	357	11.9%	1.9%

Net Income	6,207	525	17.9%	2.8%

September 30, 2004
Balance Sheet Data:
Cash and cash equivalent	$ 2,552
Restricted cash	1,389
Loans held for sale	107,043
Total assets	119,247
Total liabilities	107,419
Total stockholders’ equity	11,828

Results of operations for nine months ended September 30, 2004 compared to the same period in 2003

Revenue

Total revenue. For the nine months ended September 30, 2004, total revenue increased 86.5% from $18.6 million to $34.7 million compared to the first nine month months of 2003. This increase was due to increases in income from sales of loans of $12.6 million and mortgage interest income of $2.7 million.

Income from sales of loans. Income from sales of loans increased 82.8% to $27.9 million for the first nine months of 2004 from $15.2 million for the same period in 2003 due to higher volume of whole loan sales in 2004 as compared to 2003 and higher premiums collected on the sale of loans. Total sales of whole loan increased 9.5% to $563.6 million for the nine months ended September 30, 2004 from $514.7 million for the same period in 2003. This increase was due to increased loan originations during the second and third quarters of 2004 compared to same period in 2003. The weighted average premium from sales of loans for the nine months ended September 30, 2004 was 3.5% compared 2.0% during the same period in 2003.

Interest income on loans held for sale. Mortgage interest income for the nine months ended September 30, 2003 was $6.2 million compared to $3.1 million for same period in 2003. The increase in interest income was due to an increase in the inventory of loans held for sale.

Commission fee income. The origination fees earned on loans that we broker out to other lenders increased to $603,000 for the nine months ended September 30, 2004 from $50,000 for the similar period in 2003.

Other Income. Income from our escrow division and other miscellaneous sources was $85,000 for the nine months ended September 30, 2004 compared to $206,000 for the same period in 2003. We have discontinued our escrow division operations.

Cost of sales

Commission Expense. Commission expenses incurred for mortgage loans sold during nine months ended September 30, 2004 increased 35.4% to $9.9 million compared to $7.3 million for the nine months ended September 30, 2003. This increase is due to higher volume of origination and sales of loan.

Warehouse interest expense. Warehouse interest expense for the nine months ended September 30, 2004 increased 16.8% to $2.7 million compared to $2.5 million for the same period in 2003. The increase in interest expense was due to increased volume of borrowing.

Other closing expenses. Other closing expenses decreased by less than 1% to $1,217,000 for the nine months ended September 30, 2004 from $1,221,000 for comparable period in 2003. The unchanged total closing cost reflects better pricing that we have obtained for services that we procure from third party vendors.

Operating expenses

Total operating expenses. Total operating expenses increased 44.4% from $6.6 million for nine months ended September 30, 2003 to $9.6 million for the nine months ended September 30, 2004. The increase was the result of higher salaries, wages, benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

Salaries and wages. Salaries and wages increased 57.1% to $6.8 million for the nine months ended September 30, 2004 compared to $4.3 million for the nine months ended September 30, 2003. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses related to higher loan production.

Occupancy. Occupancy expense decreased 3.9% to $389,000 for the nine months ended September 30, 2004 from $404,000 for the nine months ended September 30, 2003. The decrease was the result of reduction in the office space used for in-house retail loan officers in the earlier part of this year.

General and administrative. General and administrative expenses increased 27.5% from $1.9 million for the nine months ended September 30, 2003 to $2.4 million for the nine months ended September 30, 2004. This increase was due to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

Provision for income tax. Provision for income tax increased from $357,000 for the nine months ended September 30, 2003 to $4.1 million for nine months ended September 30, 2004. This increase was a result of our increase in income before taxes from $882,000 for the nine months ended September 30, 2003 to $10.3 million for the nine months ended September 30, 2004.

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

In the past, we have financed our operations through increased warehouse borrowing, additional capitalization, and cash income generated from our operations. In the future, realization of our expansion plans will depend on our ability to secure sufficient credit facilities to fund larger volumes of loans. The extent of this borrowing in turn depends on our net worth and requires certain restricted cash deposits to be maintained with the lender. In addition to cash earnings generated from our operations, we may increase our cash and net worth through offerings of our equity or debt securities.

As of September 30, 2004, we had three warehouse credit facilities to finance our loan originations. After funding the loans, we sell our mortgage loans within one to three months of origination and pay off the warehouse credit facilities with the proceeds. All of these warehouse facilities were structured as repurchase agreements, where the warehouse will provide the funds for origination of loans and will hold the collateral until we repurchase the loans to sell them to the investors. Under terms of such agreements, the investor would send the purchase proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

One warehouse credit facility with a financial institution in the amount of $80.0 million is structured as a repurchase agreement and accrues interest at a rate based upon 1 month LIBOR (1.840% as of September 30, 2004) plus 2.25%. In addition this facility had a temporary increase of $20.0 million which expired on August 15, 2004. This facility provides 100% credit for loans that are committed for sale to an affiliate of the financial institution. As of September 30, 2004 we had an outstanding balance of $65.8 million on this facility.

Our second warehouse facility is structured as a repurchase agreement and allows funding up to $30.0 million. This facility contains a sub-limit for various categories of loans such as “wet” funding (loans for which the collateral custodian has not yet received the related loan documents) or Alt-A loans and it has a one year term. This facility has a cost of borrowing equal to the 1 month LIBOR rate plus a spread equal to 2.25% for all loans except second trust deeds and sub-prime loans which have a spread of 2.75%. As of September 30, 2004 we had an outstanding balance of $25.0 million on this facility.

Our third warehouse credit facility is structured as a secured credit agreement and will expire on February 1, 2005. This facility is in the amount $10 million. The cost of borrowing under this agreement is equal to 1 month LIBOR plus a spread between 2.25% and 3.75% based on type of loan and period of time for which the loan is held on the line. This facility has sub-limits for various types of loans and contains certain financial covenants. As of September 30, 2004 we had an outstanding balance of $8.0 million on this facility.

In July 2004 we entered into an early purchase agreement with the third warehouse credit facility where certain qualifying loans are purchased by the institution immediately upon funding with us retaining the right to service and resell the loans to a take-out investor for a period of 90 days. The purchase price for such loans is 98% of take-out investor’s price not to exceed par value of mortgage notes. Loan origination under provisions of this facility is recognized as sales of loan and is not reflected on our balance sheet. This facility has a maximum purchase concentration of $100.0 million at any time. Upon resale of loans to the “take-out investors” the unused facility up to maximum concentration may be re-used by us to originate new loans.

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of September 30, 2004 we have been in compliance with covenants of our warehouse agreements.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the next twelve months.

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

As of September 30, 2004 we held $65.0 million in loans which had not been committed for sale (as of this date all loans funded by September 30, 2004 are committed for sale). Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

The following table summarizes impact of — 100 basis points (bps), -50 bps, 50 bps and 100 bps changes in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from uncommitted loans.

Change in Interest Rate (bps)	-100	-50	0	50	100

Change in Revenue from sale of Uncommitted Loans ($ 000s)	1,625	812	0	-812	-1,625

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

Also, our cost of financing a delinquent or defaulted mortgage loan is generally higher than for a performing mortgage loan. We bear the risk of delinquency and default on mortgage loans beginning when we originate them and continuing even after we sell loans. We also reacquire the risks of delinquency and default for mortgage loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent on the loan for the first 90 days after transfer date, or in any sale (or securitization if we engage in securitizations in the future) if the loan materially violates our representations or warranties. At September 30, 2004, there was $3,583,554 of loans to be repurchased, and a $455,600 provision for losses has been taken by management in this regard. The management believes there is sufficient equity and mortgage insurance coverage for offsetting most of the shortcomings from any forced sales of these properties.

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

Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business

Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the nine months ended September 30, 2004 and 2003, approximately 74.3% and 92.2%, respectively, of the loans we originated were collaterized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

As of September 30, 2004, we financed substantially all of our existing loans through three separate warehouse credit facilities. One of our existing facilities is cancelable by the lender for cause at anytime and has a renewable one-year term. Our two other warehouse lines have expiration dates of February 3, 2005 and February 1, 2005, respectively. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

In addition, for the nine months ended September 30, 2004, we had a negative operating cash flow of $55.8 million, and for the nine months ended September 30, 2003, we had a positive operating cash flow of $29.7 million, which resulted from the use of $688.7 million and $487.7 million, respectively, of cash for new loan originations offset by cash proceeds from the sale of loans of $563.6 and $514.7 million, respectively. The timing of our mortgage loan dispositions, which are periodic, is not always matched to the timing of our expenses, which are continuous. This requires us to maintain significant levels of cash to maintain acceptable levels of liquidity. Any decrease in demand in the whole mortgage loan market such that we are unable to timely and profitably sell our mortgage loans would inhibit our ability to meet our liquidity demands.

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

If we do not manage our growth effectively, our financial performance could be harmed

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of September 30, 2004, we had 193 full time employees, and as of September 30, 2003, we had 76 full time employees. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease

A significant majority of our originations of mortgage loans comes from independent brokers. In 2003, 70% of our loan originations were originated through approximately 150 brokers. For the nine months ended September 30, 2004, 81.4% of our loans were originated through approximately 836 brokers from a list of 2,200 approved brokers; no broker represented more than 10% of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

If financial institutions face exposure stemming from legal violations committed by the companies to which they provide financing or underwriting services, this could potentially expose us to liability in our warehouse lending operations; it could also increase our borrowing costs and negatively affect the market for whole-loans and mortgage-backed securities

In June 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held it liable for 10% of the plaintiff’s damages. This is the first case we know of in which an investment bank was held partly responsible for violations committed by a mortgage lender customer. Shortly after the announcement of the jury verdict in the California case, the Florida Attorney General filed suit against the same financial institution, seeking an injunction to prevent it from financing mortgage loans within Florida, as well as damages and civil penalties, based on theories of unfair and deceptive trade practices and fraud. The suit claims that this financial institution aided and abetted the same lender involved in the California case in its commission of fraudulent representations in Florida. As of the date of this report, there has been no ruling in this case. If other courts or regulators adopt this “aiding and abetting” theory, investment banks may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some investment banks may exit the business, charge more for warehouse lending and reduce the prices they pay for whole-loans in order to build in the costs of this potential litigation. This could, in turn, have a material adverse effect on our results of operations, financial condition and business prospects. In addition, similar theories could be asserted against us in connection with our warehouse lending operations, which again could have a material adverse effect on our results of operations, financial condition and business prospects.

We are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002

While we believe that we currently have adequate internal control procedures in place, we are evaluating our internal control systems in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. During this process, we have identified what might be deemed to be potential control deficiencies and have established a process to investigate and, as appropriate, remediate such matters before the end of our fiscal year. While we do not believe that any of these issues constitute a material weakness, this is the first year of implementation of Section 404 and the compliance standards are not fully known. We like all other public companies are incurring additional expenses and management’s time in a effort to comply with Section 404. Although we have made this project a top priority for our company we cannot provide any assurances that all potential control deficiencies identified will be remediated before the end of our fiscal year or that we will receive an unqualified opinion from our external auditors regarding our internal controls over financial reporting.

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

Although we have systems and procedures directed to compliance with these legal requirements and believe that we are in material compliance with all applicable federal, state and local statutes, rules and regulations, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to regulatory investigations, governmental enforcement actions or private causes of action, such as class action lawsuits, with respect to our compliance with applicable laws and regulations.

We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use and security of customer information

The federal Gramm-Leach Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collection, use and security of financial and other nonpublic information provided to us by applicants and borrowers. In addition, California and Vermont have enacted, and several other states are considering enacting, even more stringent privacy or customer-information-security legislation, as permitted under federal law. Because laws and rules concerning the use and protection of customer information are continuing to develop at the federal and state levels, we expect to incur increased costs in our effort to be and remain in full compliance with these requirements. Nevertheless, despite our efforts we will be subject to legal and reputational risks in connection with our collection and use of customer information, and we cannot assure you that we will not be subject to lawsuits or compliance actions under such state or federal privacy requirements. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.

The increasing number of federal, state and local “anti-predatory lending” laws may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans and could increase our cost of doing business

Several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending practices. The federal Home Ownership and Equity Protection Act (“HOEPA”) identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate (“APR”) exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the purchasers of our loans as well. We generally do not make loans that are subject to HOEPA because the purchasers of our loans and/or the lenders that provide financing for our loan origination operations do not want to purchase or finance such loans. On October 1, 2002, the APR and “points and fees”thresholds for determining loans subject to HOEPA were lowered, thereby expanding the scope of loans subject to HOEPA. We anticipate that we will continue to avoid making loans subject to HOEPA, and the lowering of the thresholds beyond which loans become subject to HOEPA may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. If we decide to relax our restrictions on loans subject to HOEPA because the purchasers of our loans and/or the lenders that provide financing for our loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with HOEPA and other applicable laws, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits and administrative enforcement actions.

Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds. The restrictions include prohibitions on “steering”borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, “flipping” or repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. The remedies for violations of these laws are not based on actual harm to the consumer and can result in damages that exceed the loan balance. Liability for violations of HOEPA, as well as violations of many of the state and local equivalents, could extend not only to us, but to our secured warehouse lenders, institutional loan purchasers and securitization trusts that hold our loans, regardless of whether a lender or purchaser knew of or participated in the violation.

We have generally avoided originating loans that exceed the APR or “points and fees”thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. To the extent we do have financing and purchasers for such loans, we have, on a limited basis, begun to make loans which exceed the APR or “points and fees” thresholds of these laws, rules and regulations. The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime loans, making it difficult to fund, sell or securitize any of our loans. If we decide to further relax our restrictions on loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

On July 1, 2002, “predatory” lending legislation of the type described above became effective in California. As with other “predatory”lending laws, the California legislation imposes restrictions on loans which exceed “points and fees”or APR thresholds defined in the law. As of the date of this report, this law had not had, and in the future we do not expect it to have, a significant impact on the value or volume of our loan production in California.

Local anti-predatory lending ordinances were passed in the cities of Oakland and Los Angeles California in 2001 and 2002, respectively. Each of these ordinances imposes additional and limitations and requirements that go significantly beyond those imposed under HOEPA and California’s anti-predatory lending statutes. The American Financial Services Association (“AFSA”) brought an action against the City of Oakland, alleging that the Oakland ordinance is preempted by California’s law. Both the trial court and the appellate court held in favor of the City of Oakland. The matter was appealed to the California Supreme Court, which heard arguments on November 4, 2004. A decision is expected within 90 days of that date. Until that decision is rendered, the effective date of the ordinance is stayed by court order. The City of Los Angeles has not yet issued regulations implementing its ordinance, which regulations are necessary before the ordinance becomes effective. If the Supreme Court holds in favor of the City of Oakland, the City of Los Angeles is expected to issue its implementing regulations. Furthermore, many other cities and counties have indicated their intent to enact similar ordinances should the City of Oakland prevail. It is possible that these ordinances might impair our ability or willingness to make loans in those jurisdictions, which in turn might result in a significant reduction in the value or volume of loans we make in those jurisdictions.

Some of our competitors that are national banks or federally chartered thrifts and their operating subsidiaries may not be subject to these laws by virtue of federal preemptions. As a mortgage lender that is generally subject to the laws of each state in which we do business, except as may specifically be provided in federal rules applicable to all lenders, we may be subject to state legal requirements and legal risks under state laws to which these federally regulated competitors are not subject, and this disparity may have the effect of giving those federal entities legal and competitive advantages. Passage of additional laws in other jurisdictions could increase compliance costs, lower fee income and lower origination volume, all of which would have a material adverse effect on our business, results of operations and financial condition.

The United States Congress is also considering legislation, such as the Ney-Lucas Responsible Lending Act introduced in 2003, which would limit fees that a lender is permitted to charge, including prepayment fees, restrict the terms lenders are permitted to include in their loan agreements and increase the amount of disclosure required to be given to potential borrowers. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business. We are evaluating the potential impact of these initiatives, if enacted, on our lending practices and results of operations. As a result of these and other initiatives, we are unable to predict whether federal, state or local authorities will require changes in our lending practices in the future, including reimbursement of fees charged to borrowers, or will impose fines. These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in California or any other state where we originate a significant portion of our mortgage loans.

New regulatory laws affecting the mortgage industry may increase our costs and decrease our mortgage origination and acquisition

The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, recently enacted and proposed local, state and federal privacy laws and laws prohibiting or limiting marketing by telephone, facsimile, email and the Internet may limit our ability to market and our ability to access potential loan applicants. The recently enacted Can Spam Act of 2003 establishes the first national standards for the sending of commercial email allowing, among other things, unsolicited commercial email provided it contains certain information and an opt-out mechanism. Similarly, the federal Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act statutes, designed to restrict unsolicited advertising using the telephone and facsimile machine, regulate unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages, and telephone facsimile machines. In 2003, The Federal Communications Commission and the United States Federal Trade Commission, or FTC, have responsibility adopted “do-not-call” registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the list. These federal laws and regulations also prohibit, under certain circumstances, a business from sending unsolicited facsimiles to other businesses, including mortgage brokers and real estate professionals. Many states have adopted similar laws, with which we may also be required to comply. We cannot provide any assurance that the proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

We make “yield spread premium” payments to mortgage brokers on many of our loans, and the uncertainty of the federal judicial interpretation of the legality of these payments may increase our exposure to litigation, related defense expenses and adverse judgments.

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

We may be subject to fines or other penalties based upon the conduct of our independent brokers

The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission (“FTC”) entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its mortgage loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a subprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers. Effective July 1, 2003, we are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties. This may result in our inability to compete effectively with financial institutions that are exempt from such restrictions.

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

Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we have relied on the federal Alternative Mortgage Transactions Parity Act (the “Parity Act”) and related rules issued in the past by the Office of Thrift Supervision (the “OTS”) to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption which federally chartered depository institutions enjoy with respect to alternative mortgage transactions, such as adjustable-rate mortgage loans. However, on July 1, 2003, a new OTS rule took effect that reduced the scope of the Parity Act preemption and, as a result, we are no longer able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption requires us to comply with state restrictions on prepayment penalties. These restrictions prohibit us from charging any prepayment penalty on first mortgages or second mortgages in several states, and restrict the amount or duration of prepayment penalties that we may impose in several states, as well. State laws regulating prepayment fees vary widely from state to state. Generally speaking, these laws fall into the following four categories: (a) prohibiting prepayment fees for all mortgage loans or certain mortgage loans; (b) authorizing prepayment fees subject to certain conditions, such as the creditor being licensed for certain loans, or pursuant to a certain formula for a certain period of time; (c) prohibiting or restricting prepayment fees for mortgage loans covered under the state’s anti-predatory lending law, but not for other mortgage loans; and (d) including prepayment fees in the calculation of points and fees for purposes of determining whether a loan is covered by an anti-predatory lending law.

     Prohibited Prepayment Fees

     Blanket prohibitions on imposing prepayment fees may arise under one of two types of laws. First, some state licensing laws prohibit licensees from charging prepayment fees on loans that they originate. Alabama’s Consumer Finance Act is one such licensing law. Second, in the limited number of states that have enacted a version of the Uniform Consumer Credit Code, prepayment fees for mortgage loans covered by such laws are often prohibited, but prepayment fees for mortgage loans that are not covered by such laws may not be prohibited. Colorado is one such example.

      Authorized Prepayment Fees Subject to Certain Restrictions

     California’s Civil Code is an example of a law of general applicability that authorizes fees subject to certain conditions. The Civil Code permits most lenders to contract for a prepayment fee within the first five years of the loan’s repayment. A prepayment fee may be imposed on any amount prepaid in any twelve-month period in excess of 20% of the original principal loan amount, which prepayment fee cannot exceed an amount equal to the payment of six month’s advance interest on the amount prepaid in excess of such 20%. Licensed real estate brokers in California, however, are authorized under the Civil Code to contract for such a prepayment fee within the first seven years of the loan’s repayment.

     Prepayment Fee Provisions Under State Anti-Predatory Lending Laws (i) Prohibiting or Restricting such Fees or (ii) Including such Fees in the Points and Fees Test

     Over the past few years, states have begun to adopt anti-predatory lending laws. These anti-predatory lending laws typically address prepayment fees in one of two ways: (i) in definitions of loans covered by the law; or (ii) in the prohibited terms and practices for such loans. With respect to defining the loans covered by the law, several laws include prepayment fees in the calculation of “points and fees”for purposes of determining whether a loan is covered by the anti-predatory loan provisions. For example, in New Jersey, lenders must include in the calculation: (i) the maximum amount of prepayment fees and penalties that may be charged or collected under the terms of the loan documents; and (ii) all prepayment fees or penalties that are incurred by the borrower if the loan refinances a previous loan made or currently held by the same creditor or an affiliate of the creditor. With respect to regulated practices, some predatory lending laws prohibit or severely restrict a lender’s ability to contract for a prepayment fee on loans covered by the law. For example, in Georgia, for any loan that constitutes a “high cost home loan,” a lender may not include a prepayment fee after two years or that exceed in the aggregate: (i) in the first 12 months of the loan, more than 2% of the loan amount prepaid; or (ii) in the second 12 months of the loan, more than 1% of the loan amount prepaid.

     This may place us at a competitive disadvantage relative to financial institutions such as national banks and federally-chartered thrifts that will continue to enjoy federal preemption of such state restrictions. Such institutions generally will be able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer.

Our business could be harmed if courts rule that the OTS exceeded its statutory authority in adopting regulations in 1996 that allowed lenders such as us to rely on the Parity Act to preempt state restrictions on prepayment penalties for adjustable-rate mortgages

A New Jersey state appellate court departed from prior decisions in other jurisdictions to hold that the OTS did not have the authority to adopt regulations in 1996 that allowed lenders like us to rely on the Parity Act to preempt state limitations on prepayment penalties with respect to adjustable-rate mortgages. Although the New Jersey Supreme Court reversed the appellate court decision in May 2004, that reversal could be appealed, and if it were appealed successfully or if courts in other jurisdictions reach similar conclusions to those reached by the New Jersey state appellate court, we could face litigation regarding the enforceability of prepayment penalties on our outstanding adjustable-rate loans originated prior to July 1, 2003. We could also be subject to similar litigation relating to charges that were imposed on our customers who paid prepayment penalties in connection with prepayments of loans prior to July 1, 2003. We could also face contractual claims from our institutional loan purchasers stemming from representations we made regarding the enforceability of our prepayment penalties. Such litigation and claims could have a material adverse effect on our business, results of operations and financial condition.

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

Sales of additional common stock may adversely affect our market price

The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. As of September 30, 2004, Raymond Eshaghian, our Chief Executive Officer, beneficially owned 9,350,000 shares of our common stock and four other stockholders, including M. Aaron Yashouafar, one of our directors, beneficially owned 5,000,000 shares of our common stock, and these five stockholders have the right to require us to register their respective shares. The sale of a large amount of shares by one or more of the five stockholders, or the perception that such sales may occur, could adversely affect the market price for our common stock. In addition, we expect that the legal, accounting, and other costs associated with the registration of those shares will be substantial.

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

Control by officer, director and majority stockholder

We are controlled by Raymond Eshaghian, who beneficially owns 62.0% of our outstanding common stock as of November 15, 2004. Mr. Eshaghian serves as our Chief Executive Officer and a member of our Board of Directors. As a result, Mr. Eshaghian is able to (i) elect a majority of our Board of Directors, (ii) approve the sale of our assets, mergers and other business combination transactions and (iii) direct and control our operations, policies, and business decisions.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under Rules 13a – 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this quarterly report on Form 10-QSB (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, they believed that such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We were informed in January 2004 that the City of Los Angeles had assessed an additional $136,550 in business tax for the years 2001 through 2003. We are contesting this assessment on the grounds that the City of Los Angeles’ assessment is 1) based on our entire revenue including fees collected by us on behalf of third parties, such as commissions and escrow impounds; and 2) based on our nationwide revenues and not just revenues generated from transactions that occurred within the City of Los Angeles.

We have retained legal counsel and an administrative hearing was held on May 11, 2004. At this hearing, we contested on various grounds the basis for, and the calculation of, the assessed additional business tax. The City of Los Angeles is assessing the arguments made and evidence presented and additional hearings are likely. In August of 2004 the City of Los Angeles requested and we provided further documentation in this regard. At this time we are unable to determine the outcome of this hearing and no provision has been made in the consolidated balance sheets. We do not believe that an adverse result would have a material effect on our consolidated financial position or results of operation.

Other than the foregoing, there are no material pending legal proceedings to which we are a party, other than routine litigation incidental to its business.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a)   Exhibits
31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-- 14(a).
31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-- 14(a).
32.1 Certification pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TMSF HOLDINGS, INC.

/s/ Masoud Najand
Masoud Najand
Chief Financial Officer

Date: November 22, 2004