Form 10-K
period 2004-12-31
TMSF HOLDINGS INC
filed 2005-03-31
CIK 1100125

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2004 or

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

               Yes [x] No [ ]

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K.  [   ]

              Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

               Yes [ ] No [ ]

     On March 27, 2005 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,100,000 based on the closing sales price of common stock on the OTC Bulletin Board of the National Association of Securities Dealers. There were 15,000,000 shares of Common Stock outstanding (0.001 par value).

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Definitive Proxy Statement issued in connection with the 2004 Annual Meeting of Stockholders of the registrant are incorporated by reference into Part III.

TMSF HOLDINGS, INC.
2004 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to TMSF Holdings, Inc., a Delaware corporation incorporated in October 2002, and its wholly owned subsidiary, The Mortgage Store Financial, Inc. a California corporation incorporated in 1992 (“The Mortgage Store”). We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the “SEC”). You can learn more about us by reviewing such filings and other information that we may file or furnish to the SEC at the SEC’s website at www.sec.gov.

Forward-Looking Statements
This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements, including, among other things, failure to achieve projected earning levels, the timely and successful implementation of strategic initiatives, the ability to generate sufficient liquidity, interest rate fluctuations, changes in assumptions regarding estimated loan losses or interest rates, the availability of financing and, if available, the terms of any financing, changes in estimations of origination and resale pricing of mortgages, changes in markets which we serve, including the market for Alt-A and fixed rate mortgages, the inability to originate sub-prime mortgages, changes in general market and economic conditions and other factors described in this annual report. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements see “Risk Factors” and Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

We have a wholesale division that solicits business from mortgage brokers and a retail division that markets directly to general public. There are currently over 2000 approved brokers out of which approximately 500 actively conduct business with us. For the year ended December 31, 2004, we originated approximately $1,031.2 million of mortgage loans, of which approximately $855.1 million were generated through third party brokers.

Loan applications are processed and underwritten by us in accordance with established guidelines acceptable to our investors, and are funded directly through our own credit facility (warehouse line). We do not maintain any loan portfolio for our own account, nor do we service the funded loans. We strive to sell the entire bulk of our funding within 30-60 days to investors for a cash premium price. The premium reflects the risk-adjusted value of the loan and is directly related to interest rates and borrower’s credit rating.

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

The underwriting guidelines for Full Documentation and Stated Income Documentation programs permit one-to-four unit family residential property loans to have loan-to-value ratios at origination of up to 100% for a maximum combined loan amount of $650,000 depending on, among other things, the borrower’s credit score, purpose of mortgage loan, repayment ability and debt service-to-income ratio, income documentation, as well as the type and use of the property.

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

We evaluate our underwriting guidelines on an ongoing basis and periodically modify the guidelines to reflect The Mortgage Store’s current assessment of various issues related to an underwriting analysis. In addition, we adopt underwriting guidelines appropriate to new loan products that we may offer. The following table summarizes our underwriting guidelines for sub-prime loans:

	AA Credit	A-Credit	B Credit	C Credit	C-Credit
Amt	$500000	$500000	$400K Full Doc	$350K Full Doc	$300K
(Max amt not avail at				$350K Stated	$300k Stated
all FICOs)

Max LTV/CLTV
Full Doc:	100%*	100%*	85%	80%	70%
	95%	90%

Stated Income	90%	85%	75%	70%	not allowed
Self Employed

Stated Income	90% for 620+	80%	75%	70%	not allowed
Wage Earner	85% for 560+

FICO	580 Full Doc	560	540	560	500
(at max LTV - 500 is	580 stated S/E	540 stated W2	560 stated W2
min for program)	620 stated W2

Mortgage History	1X30	2X30	1X60	1X90	2X90
	0X30 for 100%	1X30 for 100%
Credit Parameters
Bankruptcy -	24 months	24 months	18 months	12 months	1 day/paid at funding
Foreclosure -	36 months	36 months	24 months	12 months	None open at funding

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

Funding and Sales of Mortgage Loans

Warehouse Facilities

As of December 31, 2004 we had loan origination financing facilities with three financial institutions for a total funding capacity of $220 million. This included an Early Purchase facility with maximum concentration amount of $100 million.

Loan Sales

We follow a strategy of selling for cash substantially all of our loan origination through loan sales in which we disposes of our entire economic interest in the loans for a cash price. We sold $863.7 million of loans for 2004 as compared to $663.6 million of loans for 2003 and $275.1 million for 2002. Loan sales are typically made monthly. We did not sell any loans directly through securitization during these periods.

Mortgage loans we originate conform to general guideline for these type of loans and are sellable to various purchasers. We have been selling our loans to different investors including Bear Stearns, CBASS, DLJ Mortgage Capital, IMPAC Funding Corporation, Lehman Brothers Bank, and UBS Warburg, among others.

Cash gain on sale of mortgage loans represented 81.6% of our total revenue for 2004, as compared to 83.2% and 83.01% of our total revenue for 2003 and 2002 respectively. We maximize our cash gain on sale of mortgage loan revenue by closely monitoring institutional purchaser’s requirements and grouping loan types that meet each investor’s purchase criteria for highest pricing.

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

During the year ended December 31, 2004, we repurchased three mortgage loans with aggregate principal loan value of $229,500 due to early payment defaults by the borrowers. These mortgages are classified as loans held for sale until we foreclose or otherwise sell them at a price to be determined later. As of December 31, 2004 we had outstanding requests to repurchase loans with an aggregate value of $4,318,283, for which we have taken loss reserves of $475,238.

During the year ended December 31, 2004 in some cases where the purchasers of closed loans required us to repurchase loans due to early payment default, we agreed mutually with the purchaser to change pricing for the purchased loan in lieu of repurchase. The effect of repricing loans have been realized as reduction in our gain from sale of loan during the same period. Subsequently we would not have any obligation to repurchase the same loan for payment default. In other cases we have provided indemnification against losses to the purchaser in lieu of repurchase. We have taken a reserve for losses due to impairment of such assets to the extend that such losses were assessable at the close of reporting period.

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

Employees
At December 31, 2004 we had 170 salaried employees and 83 commission based employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory

In addition to the other information in this annual report on Form 10-K, the following factors should be considered in evaluating us and our business.

RISKS RELATED TO OUR BUSINESS

We finance borrowers with lower credit ratings. The sub-prime loans we originate generally have higher delinquency and default rates than prime mortgage loans, which could result in losses on loans that we are required to repurchase

We are in the business of originating and selling conforming and non-conforming mortgage loans, which include sub-prime mortgage loans. Non-conforming mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the mortgage loan.

Also, our cost of financing a delinquent or defaulted mortgage loan is generally higher than for a performing mortgage loan. We bear the risk of delinquency and default on mortgage loans beginning when we originate them and continuing even after we sell loans. We also reacquire the risks of delinquency and default for mortgage loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent on the loan for the first 90 days after transfer date, or in any sale (or securitization if we engage in securitizations in the future) if the loan materially violates our representations or warranties. At December 31, 2004, there was certain loans with an aggregate amount of $4,318,283 to be repurchased, and a $475,238 provision for losses has been taken by management in this regard. The management believes there is sufficient equity and mortgage insurance coverage for offsetting most of the shortcomings from any forced sales of these properties.

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

Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business

Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the years ended December 31, 2004, 2003, and 2002 approximately 71.4%, 91.4%, and 90.9% respectively, of the loans we originated were collaterized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

As of December 31, 2004, we financed substantially all of our existing loans through three separate warehouse credit facilities. One of our existing facilities is cancelable by the lender for cause at anytime and has a renewable one-year term. Our two other warehouse lines have expiration dates of February 3, 2005 and May 1, 2005, respectively. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

In addition, for the years ended December 31, 2004, 2003, and 2002 we had a negative operating cash flow of $66.7 million, a positive operating cash flow of $40.8 million, and a negative cash flow of $66.9 million respectively, which resulted from the use of $791.6 million (after adjusting for origination under Early Purchase facility), $628.2, and $358 million, respectively, of cash for new loan originations offset by cash proceeds from the sale of loans of $721.6 million (after allowance for transactions under Early Purchase facility), $663.6 million , and $290 million respectively. The timing of our mortgage loan dispositions, which are periodic, is not always matched to the timing of our expenses, which are continuous. This requires us to maintain significant levels of cash to maintain acceptable levels of liquidity. Any decrease in demand in the whole mortgage loan market such that we are unable to timely and profitably sell our mortgage loans would inhibit our ability to meet our liquidity demands.

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

If we do not manage our growth effectively, our financial performance could be harmed

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2004, we had 170 full time employees in addition to 83 commission-based employees. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease

A significant majority of our originations of mortgage loans comes from independent brokers. For the year 1,130 brokers from a list of 2,200 approved brokers; no broker represented more than 5% of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

We are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002

While we believe that we currently have adequate internal control procedures in place, we are evaluating our internal control systems in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. During this process, we will identify what might be deemed to be potential control deficiencies and will establish a process to investigate and, as appropriate, remediate such matters before the required deadline. While we do not believe that any of these issues constitute a material weakness, this is the first year of implementation of Section 404 and the compliance standards are not fully known. We like all other public companies are incurring additional expenses and management’s time in a effort to comply with Section 404. Although we have made this project a top priority for our company we cannot provide any assurances that all potential control deficiencies will be remediated before the mandated deadline or that we will receive an unqualified opinion from our external auditors regarding our internal controls over financial reporting.

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
  the Home Ownership and Equity Protection Act; o the Real Estate Settlement Procedures Act;
  the Fair Credit Reporting Act;
  the Fair Debt Collection Practices Act;
  the Home Mortgage Disclosure Act;
  the Fair Housing Act; and
  the Gramm-Leach-Bliley Act.

These laws and regulations among other things:

  impose licensing obligations and financial requirements on us;
  limit the interest rates, finance charges, and other fees that we may charge; o prohibit discrimination;
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

Local anti-predatory lending ordinances were passed in the cities of Oakland and Los Angeles California in 2001 and 2002, respectively. Each of these ordinances imposes additional and limitations and requirements that go significantly beyond those imposed under HOEPA and California’s anti-predatory lending statutes. The American Financial Services Association (“AFSA”) brought an action against the City of Oakland, alleging that the Oakland ordinance is preempted by California’s law. Both the trial court and the appellate court held in favor of the City of Oakland. The matter was appealed to the California Supreme Court, which heard arguments on November 4, 2004 and reversed the lower court’s decision. The City of Los Angeles has not yet issued regulations implementing its ordinance, which regulations are necessary before the ordinance becomes effective. However, many other jurisdictions have indicated their intent to enact similar ordinances. It is possible that these ordinances might impair our ability or willingness to make loans in those jurisdictions, which in turn might result in a significant reduction in the value or volume of loans we make in those jurisdictions.

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
  change in financial estimates by securities analysts; o the depth and liquidity of the market for our common stock;
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

Sales of additional common stock may adversely affect our market price

The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. As of March 31, 2005, Raymond Eshaghian, our Chief Executive Officer, beneficially owned 9,268,350 shares of our common stock and two other stockholders, including M. Aaron Yashouafar, one of our directors, beneficially owned 3,765,750 shares of our common stock, and these three stockholders have the right to require us to register their respective shares. The sale of a large amount of shares by one or more of the three stockholders, or the perception that such sales may occur, could adversely affect the market price for our common stock. In addition, we expect that the legal, accounting, and other costs associated with the registration of those shares will be substantial.

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

Control by officer, director and majority stockholder

We are controlled by Raymond Eshaghian, who beneficially owns 62.0% of our outstanding common stock as of March 21, 2005. Mr. Eshaghian serves as our Chief Executive Officer and a member of our Board of Directors. As a result, Mr. Eshaghian is able to (i) elect a majority of our Board of Directors, (ii) approve the sale of our assets, mergers and other business combination transactions and (iii) direct and control our operations, policies, and business decisions.

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

ITEM 2. PROPERTIES

     Our primary executive and administrative offices are located in Los Angeles, California. We have a three-year lease expiring November 30, 2005. The current aggregate annual rent for the leased property is approximately $412,860.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings with respect to us, our subsidiary, or any of our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 11, 2004, we held our annual meeting of stockholders. Of 15,000,000 shares eligible to vote, 14,400,200 votes were returned, or 96%, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I — Election of Directors, Proposal II — Ratification of the appointment of Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) as our independent auditors for the year ending December 31, 2004.

Proposal I — Election of Directors.

     The following individuals were elected to serve as our directors at the annual stockholders’ meeting, and to serve until their successors are elected and qualified at the next annual meeting of stockholders or until death, resignation or removal.

Director	For	Against	Witheld	Elected
Raymond Eshaghian	14,400,200	0	599,800	Yes
H. Wayne Snavely	14,400,200	0	599,800	Yes
M. Aaron Yashouafar	14,400,200	0	599,800	Yes

Proposal II — Ratification of the appointment of Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) as our independent auditors for the year ending December 31, 2004. This proposal was approved with 14,400,200 shares voted for, 0 voted against, and 599,800 votes withheld.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol “TMFZ.” Although shares of our Common Stock have been quoted on the OTC Bulletin Board since April 24, 2001, there has not been any public market activity prior to the quarter ending December 31, 2002. No assurance can be given that any public market activity for our Common Stock will continue to develop or be maintained. During the year ending December 31, 2004, the high and low bid price of our Common Stock was $2.85 and $0.60, respectively. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions in an established trading market.

     As of March 27, 2004, there were 92 holders of record of our Common Stock (including holders who are nominees for an undetermined number of beneficial owners). These figures do not include beneficial owners who hold shares in nominee name.

     We have not declared or paid any cash dividends on our Common Stock. Our current policy is to retain all of our earnings to finance the growth and development of our business.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our results of operations for the years indicated. All figures except number of shares and earning per share are in $000

	Years Ended December 31,
	2004	2003	2002	2001	2000
Revenue
Income from sales of loans	42,421	22,507	11,338	5,944	1,886
Mortgage interest income	8,711	4,182	2,255	1,007	197
Origination income	777	77	66	47	24
Other income	85	269	0	0	0
Total revenue	51,994	27,035	13,659	6,998	2,107

Cost of sales
Commission expense	14,770	9,467	5,129	2,884	911
Warehouse interest expense	5,739	3,206	1,749	969	210
Other closing expenses	1,692	1,583	709	386	137
Reserve for loans to be repurchased	531	-	-	-	-
Total cost of sales	22,732	14,256	7,587	4,239	1,258

Gross profit	29,262	12,779	6,072	2,759	849

Operating expenses
Salaries and wages	9,585	6,285	2,875	999	322
Occupancy	413	607	206	143	53
General and administration	4,924	2,412	1,753	1,263	307
Total expenses	14,922	9,304	4,834	2,405	682

Income(loss)from operations	14,340	3,475	1,238	354	167

Other income (losses)	32	10	(9)	(31)	11
Income(loss)from REO	-	-	(218)	(222)	-
Total Other Income	32	10	(227)	(253)	11

Income (loss)before tax	14,372	3,485	1,011	101	178

Provision for income tax	5,737	1,312	424	40	44

Net income (loss)	8,635	2,173	587	61	134

	As of December 31,
Balance sheet data:	2004	2003	2002	2001	2000
Cash and cash equivalent	8,565	2,843	732	1,249	111
Restricted cash	1,356	489	1,521	158	118
Loans held for sale	121,051	45,398	83,082	14,917	11,433
Other assets	8,383	1,268	970	1,768	799
Total assets	139,355	49,998	86,305	16,598	12,131
Total liabilities	125,046	44,359	82,848	14,909	11,531
Preferred stock	-	-	-	1,493	330
Total stockholder's equity	14,309	5,639	3,457	1,690	600

Weighted average of issued and outstanding shares	15,000,000	14,984,309	9,569,913	7,500	15,000
Earnings per share	0.58	0.15	0.04	8.13	8.93

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K.

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

Net Income. For the year ended December 31, 2004 we realized income of $14.4 million before provision for income tax. The net income after provision for income tax was $8.6 million or $0.58 per basic and $0.56 per fully diluted shares.

Loan originations. For the year ended December 31, 2004 we funded $1,031.2 million of mortgage loans compared to $628.2 million for 2003. Purchase money mortgages accounted for 71.2% of our originations during the year ended December 31, 2004 compared to 33.3% for the same period in 2003. Our wholesale channel, which originates loans through independent mortgage brokers, accounted for 82.9% of our origination during the year ended December 31, 2004 compared to 69.9% in 2003.

We continued to expand our geographical reach and increased origination throughout the country. During the year ended December 31, 2004 we had loan originated in 38 states with California accounting for 71.4% of our total origination volume, compared to 91.4% in 2003. During the year ended December 31, 2003 origination from 34 states outside of California accounted for 8.6% of total funding.

Whole loan sales — cash income from sale. For the year ended December 31, 2004 we sold $863.7 million of loans (excluding loans funded under our Early Purchase facility) compared to $663.6 million during comparable period in 2003. Our revenue from sales of loans was $42.4 million during year ended December 31, 2004 compared to $22.5 million for the same period in 2003. During the year ended December 31, 2004 we continued to benefit from the higher premiums which we received from sales of Alt-A type mortgage loans. The weighted average premium collected from sales of loans in this period was 3.49% compared to 2.28% in 2003. During the year ended December 31, 2004 the cost of origination which represents the rebate of yield spread premium to the loan originators was 0.76% compared to 0.82% for the same period in 2003.

For the year ended December 31, 2004 we had operating income of $14,339,594 and income before provision for income tax of $14,371,902. The net income available to common shareholders after provision for income tax was $8,635,258 or $0.58 per share and $0.56 per share fully diluted.

Our cash and cash equivalent as of December 31, 2004 was $8,565,215 compared to $2,843,172 at December 31, 2003.

As of December 31, 2004 the company had loan origination financing facilities with three financial institutions for a total funding capacity of $220 million. This included an Early Purchase facility with a maximum concentration amount of $100 million. This facility was subsequently increased to $150 million in March 2005. The cost of borrowing on these lines are a variable rate equal to 1 month LIBOR plus a margin between 2.25% and 3.75%. As of year ended December 31, 2003 we had a warehouse line in the amount of $50 million with IMPAC Warehouse Lending Group. The interest rate on this line was prime plus 0.5% subject to increase based on the length of time loans are held on the warehouse line.

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

Pursuant to our critical accounting policies the following reflect significant judgments by management:

  Income from sale of mortgage loans
  Provision for losses
  Interest rate risk, derivatives and hedging

Accounting for income taxes.
As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability and asset as of December 31, 2004 was $102,709 and $439,701, respectively.

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

Under term of an Early Purchase agreement with a financial institution, we sell certain qualifying loans to the financial institution immediately upon origination. The Company retains the right to service the loans, which will be sold to a Takeout investor within 90 days . The Company recognizes revenue from this transaction to the extent of difference between the price at which loans are acquired by the institution and the funding amount. We recognize additional revenue (loss) equal to the difference between Take-out investor’s price and the acquisition price by the institution at the time that the institution releases its interest to the Take-out investor . Although this transaction is treated as a sale and loans are not hold on the Company’s balance sheet, the Company may face losses due to change in the value of servicing right for such notes.

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

As part of our interest rate management process, we may use derivative financial instruments such as options and futures. The use of derivatives is intended to mitigate volatility of earnings associated with fluctuations in the gain on sale of loans due to changes in the current market rate of interest. We do not intend to use derivatives to speculate on interest rates. For derivative financial instruments designated as hedge instruments, we will evaluate the effectiveness of these hedges against the mortgage loans being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair value of mortgage loans held for sale we will use derivatives as fair value hedges under SFAS No. 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instrument and mortgage loans will be recognized in the period in which the changes occur. The net amount recorded in our consolidated statements of operations will be referred to as hedge ineffectiveness. Any change in the fair value of mortgage loans recognized as a result of hedge accounting will be reversed at the time we sell the mortgage loans. This will result in a correspondingly higher or lower gain on sale revenue at such time. For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value will be recognized in the period in which the changes occur or when such instruments are settled.

Since the compositions of the Company’s loan origination has shifted from fixed term loans to short term adjustable rate mortgages which are less sensitive to interest rate risk, a hedging position with securities that match the characteristics of short term ARMs was determined to be less cost effective.

Results of operations for the year ended December 31, 2004 compared to the same period in 2003

Loan income
Total revenue. Total revenue increased 92.2% to $51.9 million for year ended December 31, 2004 from $27.0 million for the year ended December 31, 2003. This increase was due to increases in income from sales of loans of $42.4 million and mortgage interest income of $8.7 million for the year ended December 31, 2004 compared to $22.5 million and $4.2 million respectively for the same period in 2003.

Income from sales of mortgage loans. Income from sales of loans for the year ended December 31, 2004 increased 88.4% to $42.4 million from $22.5 million for the same period in 2003 due to higher margins and volume of whole loan sales. Total whole loan sales increased 30.1% to $863.6 million for the year ended December 31, 2004 compared to $663.6 million for the same period in 2003. This increase was due to increased loan originations during the year ended December 31, 2004 compared to the same period in 2003. The weighted average premium for whole loan sales for the year ended December 31, 2004 was 3.5% compared to 2.3% for comparable period in 2003.

The higher weighted average premium we received from sales of loans in the year ended December 31, 2004 reflect the shift in our mortgage product origination with larger volume of Alt-A type programs.

Interest income on loans held for sale. Mortgage interest income increased 108.3% to $8.7 million for the year ended December 31, 2004 from $4.2 million for the comparable period in 2003. The increase in interest income was due to increase in the volume of loans originated in 2004 compared to 2003.

Commission fee income. To lesser extent, we earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income increased to $777,000 for year ended December 31, 2004 from $77,000 in 2003.

Escrow fee income. We discontinued our escrow division in 2004. Income from escrow and other fees was $85,000 for the year ended December 31, 2004 down from $268,000 for the same period in 2003.

Cost of loan origination and sale of mortgage

Commission Expense. Commission expenses for mortgage loans sold during year ended December 31, 2004 increased 55.8% to $14.8 million from $9.5 million in the year ended December 31, 2003. This increase was due to an increased volume of origination. Commission expense, which is primarily pricing rebate paid by the company and origination fee deducted from borrower’s fund at origination, are recognized at the time of sale to correspond with the recognition of income for the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale on our balance sheet. As of December 31, 2004, we had paid $1.5 million in commissions for loans held for sale.

Warehouse interest expense. Warehouse interest expense represents the interest incurred on all financing associated with use of our warehouse credit facilities during the time our loans are on the line prior to their sale. Interest expense increased 79.0% to $5.7 million for the year ended December 31, 2004 from $3.2 million for the same period in 2003. The increase in interest expense was due to the increase in our volume of borrowing offset partially by lower cost of financing. Our daily average warehouse borrowing increased 67.5% from $63.8 million in 2003 to $112.3 million in 2004. The weighted average number of days we held loans before sale was 48 and 37 days respectively. The interest rate for our warehouse financing is a variable rate equal 1 month LIBOR plus a margin ranging between 2.25% and 2.75%.

Reserve for impairment of mortgage loans. As of December 31, 2004 we have made reserve against impairment of mortgages in the amount of $519,000. We had not made any provision for losses as of December 31, 2003.

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 6.3% to $1.7 million for the year ended December 31, 2004 from $1.6 million for the comparable period in 2003. This increase reflects the additional cost related to increased volume loan origination offset by improved pricing for services used in loan origination.

Operating expenses

Total operating expenses. Total operating expenses increased 60.4% to $14.9 million for the year ended December 31, 2004 compared to $9.3 million for the year ended December 31, 2003. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

Salaries and wages. Salaries and wages increased 52.0% to $9.6 million for the year ended December 31, 2004 from $6.3 million for the year ended December 31, 2003. The increase was due to growth in the number of our employees, as well as higher commission and bonus expenses related to loan production. The total number of employees at December 31, 2004 was 255 including 83 commission based employees in our retail and wholesale divisions compared to 206 at December 31, 2003 which included 136 commission based employees.

Occupancy. Occupancy expense decreased 32.0% to $413,000 for the year ended December 31, 2004 from $607,000 for the year ended December 31, 2003. The decrease resulted from reduction in number of loan officers in our main office. The occupancy expense in 2003 also included cost of leasehold improvements for office space which we occupied on a month-to-month basis and discontinued to use when we reduced our retail sale operation after the rise in mortgage rates and lower refinancing activity in later part of 2003.

General and administrative. General and administrative expenses increased 105.3% to $5.0 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003. This increase was due to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

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

As of December 31, 2004, we had received requests to repurchase an aggregate of $4,318,283 in loans previously sold due to early payment defaults. While, at December 31, 2003 we had outstanding requests from purchasers of our closed loans to repurchase total amount of $584,250 due to early payment default. At December 31, 2004 we have made provision for losses from Real Estate Owned or loans in default in the amount of $475,238.

During the year ended December 31, 2004 we sold all properties previously held as REO at no loss. Gains from sales of these properties as well as recaptured losses for a loan for which we had previously recognized losses for are realized as non-operating income in our statement of operations.

Provision for income tax. Provision for income tax increased to $5.7 million for the year ended December 31, 2004 from $1.3 million for year ended December 31, 2003. This increase was a result of the increase in our income before taxes to $14.3 million for the year ended December 31, 2004 from $3.5 million for the year ended December 31, 2003.

The following table sets forth our results of operations as a percentage of total revenue for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Loan income
Income from sales of loans	81.60%	83.25%	83.01%
Mortgage interest income	16.75%	15.47%	16.51%
Origination income	1.49%	0.28%	0.48%
Other income	0.16%	1.00%	0.00%
Total loan income	100.00%	100.00%	100.00%

Cost of loan origination and sale of mortgages
Commission expense	28.40%	35.02%	37.55%
Warehouse interest expense	11.04%	11.86%	12.80%
Other closing expenses	3.26%	5.86%	5.19%
Reserve for loans to be repurchased	1.02%	0.00%	0.00%
Total cost of origination and loan sale	43.72%	52.73%	55.55%

Gross profit	56.28%	47.27%	44.45%

Operating expenses
Salaries and wages	18.43%	23.25%	21.05%
Occupancy	0.79%	2.25%	1.51%
General and administrative	9.47%	8.92%	12.83%
Total expenses	28.70%	34.41%	35.39%

Income from operations	27.58%	12.85%	9.06%

Other income (losses)	0.06%	0.04%	-0.07%
Income (loss) from REO	0.00%	0.00%	-1.60%

Income (loss) before tax	27.64%	12.89%	7.40%

Results of operations for year ended December 31, 2003 compared to the same period in 2002

Loan income
Total revenue. Total revenue increased 97.9% to $27.0 million for the year ended December 31, 2003 from $13.7 million for year ended December 31, 2002. This increase was due to increases in income from sales of loans of $22.5 million and mortgage interest income of $4.2 million.

Income from sales of mortgage loans. Income from sales of loans increased 99.1% to $22.5 million for the year ended December 31, 2003 from $11.3 million for the same period in 2002 due to higher volume of whole loan sales. Total whole loan sales increased 141.2% to $663.6 million for the year ended December 31, 2003 from $275.1 million for the same period in 2002. This increase was due to increased loan originations during the year ended December 31, 2003 compared to the same period in 2002. The weighted average premium for whole loan sales was 2.3% for loans sold in the year ended December 31, 2003 compared to 2.4% for comparable period in 2002.

The lower weighted average premium we received from sales of loans in the year ended December 31, 2003 reflect a decline in value of loans with lower mortgage rates which were originated and held for sale prior to the sharp increase of rates in June and July 2003.

Interest income on loans held for sale. Mortgage interest income increased 85.4% to $4.2 million for the year ended December 31, 2003 from $2.3 million for the comparable period in 2002. The increase in interest income was due to increase in the volume of loans originated in 2003 compared to 2002.

Commission fee income. To lesser extent, we earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income increased to $77,000 in the year ended December 31, 2003 from $66,000 in 2002.

Escrow fee income. Income from our escrow division was $268,000 for the year ended December 31, 2003. Our escrow division was established late in 2002 and recognized negligible income in that year.

Cost of loan origination and sale of mortgage

Commission Expense. Commission expenses for mortgage loans sold during year ended December 31, 2003 increased 84.58% to $9.5 million from $5.1 million in the year ended December 31, 2002. This increase was due to an increased volume of origination. Commission expense, which is primarily pricing rebate paid by the company and origination fee deducted from borrower’s fund at origination, are recognized at the time of sale to correspond with the recognition of income for the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale on our balance sheet. As of December 31, 2003, we had paid $870,000 in commissions for loans held for sale.

Warehouse interest expense. Warehouse interest expense represents the interest incurred on all financing associated with use of our warehouse credit facilities during the time our loans are on the line prior to their sale. Interest expense increased 83.3% to $3.2 million for the year ended December 31, 2003 from $1.7 million for the same period in 2002.

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 123.27% to $1.6 million for the year ended December 31, 2003 from $709,000 for the comparable period in 2002. This increase reflects the additional cost related to increased volume loan origination as well as the added cost of acquiring leads for our retail mortgage origination.

Operating expenses

Total operating expenses. Total operating expenses increased 84.2% to $9.3 million for the year ended December 31, 2003 from $5.1 million for the year ended December 31, 2002. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

Salaries and wages. Salaries and wages increased 118.6% to $6.3 million for the year ended December 31, 2003 from $2.9 million for the year ended December 31, 2002. The increase was due to growth in the number of our employees, as well as higher commission and bonus expenses related to loan production. The total number of our employees decreased to 206 at December 31, 2003 including 136 commission based employees from 302 at December 31, 2002. This decrease was primarily in the number of commission only sales employees.

Occupancy. Occupancy expense increased 194.7% to $607,000 for the year ended December 31, 2003 from $206,000 for the year ended December 31, 2002. The occupancy expense in 2003 includes cost of leasehold improvements for office space which we occupied on a month-to-month basis and discontinued to use when we reduced our retail sale operation after the rise in mortgage rates and lower refinancing activity.

General and administrative. General and administrative expenses increased 37.6% to $2.4 million for the year ended December 31, 2003 from $1.8 million for the year ended December 31, 2002. This increase was due to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

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

Provision for income tax. Provision for income tax increased to $1,312,000 for year ended December 31, 2003 from $424,000 for the year ended December 31, 2002. This increase was a result of the increase in our income before taxes to $3.5 million for the year ended December 31, 2003 from $1 million for the year ended December 31, 2002.

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

As of December 31, 2004, we had three warehouse credit facilities to finance our loan originations. After funding the loans, we sell our mortgage loans within one to three months of origination and pay off the warehouse credit facilities with the proceeds. Both of these warehouse facilities were structured as repurchase agreements, where the warehouse will provide the funds for origination of loans and will hold the collateral until we repurchase the loans to sell them to the investors. Under terms of such agreements, the investor would send the purchase proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

One warehouse credit facility with a financial institution in the amount of $80 million is structured as a repurchase agreement and accrues interest at a rate based upon 1 month LIBOR (2.40% as of December 31, 2004) plus 2.25%. This facility extends 100% credit for loans that are committed for sale to an affiliate of the financial institution up to an additional $50 million. As of December 31, 2004 we had an outstanding balance of $81.6 million on this facility, which included loans we had committed to sell to the lender’s affiliated entity.

Our second warehouse facility is structured as a repurchase agreement and allows funding up to $30 million. This facility contains a sub-limit for various categories of loans such as “wet” funding (loans for which the collateral custodian has not yet received the related loan documents) or Alt-A loans and it has a one year term.. This facility has a cost of borrowing equal to the 1 month LIBOR rate plus a spread equal to 2.25% for all loans except 2nd TD and sub-prime loans which have a spread of 2.75%. As of December 31, 2004 we had an outstanding balance of $27.7 million on this line.

Our third warehouse credit facility is structured as a secured credit agreement and will expire on May 1, 2005. This facility is in the amount $10 million. The cost of borrowing under this agreement is equal to 1 month LIBOR plus a spread between 2.25% and 3.75% based on type of loan and period of time for which the loan is held on the line. This facility has sub-limits for various type of loans and contains certain financial covenants. As of December 31, 2004 we had an outstanding balance of $6.3 on this facility.

In July 2004 The Company entered into an Early Purchase Agreement with the same financial institution where certain qualifying loans are acquired by the institution immediately upon origination. Under terms of this purchase agreement the Company retains the right to service the notes. As a condition of acquisition of loans by the financial institution, the Company shall assign to the financial institution any commitment by a Takeout investor who would purchase the notes with servicing rights released at later dates. The price that loans under this agreement are acquired by the financial institution will be 98% of Takeout Investor’s price, but not to exceed the original note amount. Loans origination under provisions of this facility are recognized as sales of loan and are not reflected on the Company’s balance sheet. Upon receipt of funds from Takeout investors the financial institution shall release its interest I the loan and transfer excess funds pertaining to the servicing right to the Company. Loans for which a commitment from Takeout investor is not obtained within 90 days by the Company are placed in the regular warehouse credit facility. This Early Purchase facility has a maximum purchase concentration of $100 million at any time. Upon purchase of loans by a Takeout investor the unused facility up to maximum concentration may be re-used by the Company to originate new loans. This Early Purchase agreement meets all criteria listed under FAS140 for the purpose of defining "transfer of financial assets". As of December 31, 2004 we had utilized $93.7 million of the concentration limit. The management believes that the value of the servicing right for loans originated through this facility prior to their sale to Takeout investors were not material to the financial statements as of December 31, 2004 and no provision has been recognized. The maximum concentration allowed under this facility has subsequently been increased to $150 million in March 2005.

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of December 31, 2004 we have been in compliance with covenants of our warehouse agreements.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for interim and annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS No. 152 to have a material impact, if any, on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151,“Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company’s financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Market Risk Disclosure
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

As of December 31, 2004 we held $27.2 million in loans which had not been committed for sale. Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

The following table summarizes impact of — 100 basis points (bps), -50 bps, 50 bps and 100 bps change in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from uncommitted loans.

Change in Interest Rate (bps)	-100	-50	0	50	100

Change in Revenue from sale	680	340	0	-340	-680
of Uncommitted Loans ($ 000s)

ITEM 8. FINANCIAL STATEMENTS
     The information required by this Item 8 is incorporated by reference to TMSF Holdings, Inc.‘s Consolidated Financial Statements and Independent Auditors’ Report beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

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

     (b)  Changes in internal control

      There were no significant changes to our internal control over financial reporting (as defined in Exchange Act Rules Bu-15(f) and 15d-15(f) that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, the company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

     We have adopted a code of business conduct and ethics within the meaning of Item 406(b) of Regulation S-B. This code of ethics applies to our directors, executive officers and employees, including our CEO, CFO and Controller. This code of ethics is publicly available in the corporate governance section of the investor relations page of our website located at www.TMSFHOLDINGS.COM and in print upon request to the Secretary at TMSF Holdings, Inc., 727 W 7th St. Suite 850, Los Angeles, California 90017. If we make amendments to the code of ethics or grant any waiver that the SEC requires us to disclose, we will disclose the nature of such amendment or waiver on our website.

     The following table provides certain information with respect to the executive officers and directors of the Company.

Name	Age	Position
Raymond Eshaghian	35	Chairman of the Board, Chief Executive Officer, President and
		Secretary
Masoud Najand	51	Chief Financial Officer
H. Wayne Snavely(1)	63	Director
M. Aaron Yashouafar(1)	43	Director

____________________
(1)   Member of the Audit and Compensation Committees

     Raymond Eshaghian has served as the Company's Chief Executive Officer, President and Chairman of the Board since October 2002. From July 1995 to October 2002, Mr. Eshaghian served as President of The Mortgage Store Financial, Inc., and from September 1992 to October 2002, he served as a member of its Board of Directors. Mr. Eshaghian also served as Vice President of The Mortgage Store Financial, Inc. from May 1994 to July 1995.

     Masoud Najand has served as the Company's Chief Financial Officer since October 2002. Mr. Najand has served as the Controller of The Mortgage Store Financial, Inc. since January 2001, and from March 1997 to January 2001, he was a consultant of The Mortgage Store Financial, Inc.

     H. Wayne Snavely has served as a member of the Company's Board of Directors since October 2002. Mr. Snavely served as the Chairman of the Board and Chief Executive Officer of Imperial Credit Industries, Inc. from December 1991 to August 2001. Mr. Snavely also served as President of Imperial Credit Industries, Inc. from February 1996 to August 2001. Mr. Snavely served as a member of the Board of Directors of Imperial Bank from 1975 to 1983 and from 1993 to 1998. Mr. Snavely currently serves on the Board of Visitors of the Graduate School of Business Management at Pepperdine University.

     M. Aaron Yashouafar has served as a member of the Company's Board of Directors since October 2002. Mr. Yashouafar is an owner of Milbank Real Estate Services, Inc., a commercial real estate investment and management company in Los Angeles, California, and he has served as its Chief Executive Officer since 2000. Prior to becoming its Chief Executive Officer, Mr. Yashouafar served as Executive Vice President of Milbank Real Estate Services from 1993 to 2000. Additionally, Mr. Yashouafar served as Vice President of Supreme Property Management Company from 1983 to 1993. Massoud Yashouafar graduated from California State University at Northridge in 1982 with a degree in Business Administration.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the common stock of the Company. Such persons are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year which ended December 31, 2003, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent stockholders were satisfied by such persons, except that M. Aaron Yashouafar, and Solyman Yashouafar and H. Wayne Snavely, each filed one report late with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation earned by the Company's Chief Executive Officer and each of the other executive officers whose annual salary and bonus during 2002, 2003 and 2004 exceeded $100,000 (the "Named Executive Officers").

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Compensations $	Payouts All other compensation $

Raymond Eshaghian	2004	450,000	250,000	61,908(3)	12,797(4)
Chairman of the Board,	2003	250,000	125,000	33,826(3)	13,610(4)
Executive Officer,	2002	250,000	125,000	--	13,060(4)
President and Secretary					11,820(4)

Masoud Najand	2004	128,000	50,000	--	--
Chief Financial Officer	2003	104,000	40,000	--	--
	2002	96,000	30,500	--	--

(1)	Mr. Eshaghian has served as the Chairman of the Board, Chief Executive Officer, President and Secretary of the Company since October 2002 when The Mortgage Store Financial, Inc. ("The Mortgage Store") became a wholly-owned subsidiary of the Company and the Company changed its name from Little Creek, Inc. to TMSF Holdings, Inc. (the "Reorganization"). Prior to the completion of the Reorganization, Mr. Eshaghian served as President of The Mortgage Store. See "Certain Relationships and Related Transactions--The Mortgage Store." Mr. Eshaghian's compensation is reported in the table with respect to his positions at both the Company and The Mortgage Store for the years ended December 31, 2003, 2002, 2001 and 2000.

(2)	Mr. Najand has served as the Chief Financial Officer of the Company since October 2002 when the Reorganization was completed. Prior to the completion of the Reorganization, Mr. Najand served as Controller of The Mortgage Store, which he joined in January 2001. Mr. Najand's compensation is reported in the table with respect to his positions at both the Company and The Mortgage Store for the years ended December 31, 2003, 2002 and 2001.

(3)	Represents car allowance.

(4)	Represents life insurance

Compensation of Directors

     The Company does not pay its non-employee directors any annual compensation for their services or for attendance at Board or committee meetings. However, the Company paid H. Wayne Snavely consulting fees of $40,000, $40,000, and $35,000 in the years 2004, 2003, and 2002 respectively. Officers of the Company who are members of the Board of Directors are not paid any directors’ fees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock as of March 21, 2005 by (i) each person known to the Company to beneficially own more than five percent of the Company’s common stock, (ii) each director, (iii) the Company’s executive officers, and (iv) all directors and executive officers as a group.

     The percentage ownership is calculated using 15,000,000 shares of the Company’s common stock that were outstanding as of March 30, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities, or the right to acquire voting or investment power within 60 days through the exercise of an option, warrant or right, through the conversion of a security, or through the power to revoke a trust. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares of common stock set forth opposite such person’s name. The address of each of such persons listed below is c/o: TMSF Holdings, Inc., 727 Seventh Street, Suite 850, Los Angeles, CA 90017.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Raymond Eshaghian	9,268,350	62.0%
M. Aaron Yashouafar	1,975,750	13.2
H. Wayne Snavely	--	--
Masoud Najand	--	--
Solayman Yashouafar	1,790,000	11.9
All directors and officers as a group (4 persons)	11,244,100	75.2

     As of March 21, 2005, Raymond Eshaghian beneficially owned approximately 62% of the voting power of the Company’s common stock. By virtue of this stock ownership, Raymond Eshaghian may be deemed to be a “control person” of the Company within the meaning of the rules and regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Securities Authorized for Issuance Under Equity Compensation Plans

     During the year ended December 31, 2003, the Company adopted an equity compensation plan (including individual compensation arrangements), which was approved by the Company’s stockholders, pursuant to which 2,000,000 shares were reserved for issuance.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Mortgage Store

     The Mortgage Store Financial, Inc. (“The Mortgage Store”) is a wholly-owned subsidiary of the Company, which is a holding company. The Company and The Mortgage Store have interlocking executive positions and share common ownership. Raymond Eshaghian, the Company’s Chairman of the Board, Chief Executive Officer, President and Secretary, and The Mortgage Store’s President, is an owner of 62% of the outstanding shares of the common stock of the Company.

     In addition, as owner of a majority of the outstanding shares of voting stock of the Company, Mr. Eshaghian has the right to elect the majority of the members of the Company’s Board of Directors and has the ability to significantly control the outcome of matters for which the consent of the holders of the majority of the outstanding shares of the common stock of the Company is required.

Related Party Transactions

     During the years ended December 31, 2004, 2003 and 2002, the Company paid $403,600 , $0, $66,250 and $ 397,500, $ 0, $30,000 , respectively, for consulting expenses to companies owned by shareholders and relative of a shareholder. Furthermore, during the years ended December 31, 2004, 2003 and 2002, the Company paid consulting expenses of $40,000, $40,000 and $35,000 , respectively, to a director.

Lease Agreement

     In October 2002, the Company began leasing its corporate offices from Milbank Real Estate Services, Inc., a commercial real estate investment and management company that is owned in part by Massoud Yashouafar, who is a member of the Company’s Board of Director and 10% stockholder. The Company paid approximately $310,775 to Milbank Real Estate Services for the lease of its corporate offices during the year ending December 31, 2004. The lease, which expires in 2005, provides for future lease payments of approximately $483,450 during the term of the lease.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     During the fiscal years ended December 31, 2004, 2003, and 2002 the Company retained Singer Lewak Greenbaum & Goldstein, LLP as independent auditors and paid the following fees for services rendered:

	For the year Ended December 31,
	2004	2003	2002
Audit Fees	115,400	110,000	76,198
Audit-related Fees (1)	8,300	7,000	--
Tax Fees (2)	14,000	8,000	--
All other fees	--	--	--

Total audit and non-audit fees	137,700	125,000	76,198

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

PART IV

ITEM 15. EXHIBITS, LIST AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit Number	Description of Exhibit

2	Plan of Reorganization and Stock Exchange Agreement (incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 6, 2002).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

4.2	Registration Rights Agreement dated November 29, 2002 among the Registrant and certain stockholders (incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

4.2(a)	List of Registrant's stockholders who entered into Registration Rights Agreement referenced in Exhibit 4.2 with the Registrant (incorporated by reference to Exhibit 4.2(a) of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

4.3	Registration Rights Agreement dated December 6, 2002 between the Registrant and Raymond Eshaghian (incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

10.1	2003 Stock Option, Deferred Stock and Restricted Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

10.2	Lease Agreement dated August 31, 2002 between The Mortgage Store Financial, Inc., a subsidiary of the Registrant, and Roosevelt Building (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

10.3	Consulting Services Agreement dated October 23, 2001 between The Mortgage Store Financial, Inc., a subsidiary of the Registrant, and H. Wayne Snavely (incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

23	Consent of Singer Lewak Greenbaum & Goldstein LLP.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a - 14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a - 14(a).

32.1	Certification Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
    None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 31st day of March, 2005.

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

Signature	Title	Date
/S/ RAYMOND ESHAGHIAN Raymond Eshaghian	Chairman of the Board, Chief Executive Officer, Secretary and Director	March 31, 2005
/S/ MASOUD NAJAND Masoud Najand	Chief Financial Officer	March 31, 2005
/S/ M.AARON YASHOUAFAR M. Aaron Yashouafar	Director	March 31, 2005
/S/ H.WAYNE SNAVELY H.Wayne Snavely	Director	March 31, 2005

TMSF HOLDINGS, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TMSF Holdings, Inc. and subsidiaries
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of TMSF Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, retained earnings and cash flows. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMSF Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 29, 2005

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31

ASSETS
Current assets
Cash and cash equivalents	8,565,215	2,843,172
Mortgage loans held for sale, net of $43,690
and $0 respectively, loss reserve	121,050,504	45,398,220
Mortgage loans to be repurchased, net of
$475,238 and $0 respectively, loss reserve	3,843,045	-
Prepaid expenses	84,227	32,491
Warehouse Receivables	3,126,439	-
Other receivables and employee advances	128,855	109,926

Total current assets	136,798,285	48,383,809

Restricted cash	1,356,170	489,214
Real estate owned	-	558,998
Property and equipment (net of $342,704 and $166,572
respectively, accumulated depreciation)	667,269	383,832
Deposits and other assets	94,011	181,515
Deferred tax asset	439,701	-
Total assets	139,355,436	49,997,368

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Warehouse line of credit	115,554,147	42,357,240
Obligation to repurchase mortgage loans	4,318,283	-
Accounts and other payables	4,464,956	421,147
Escrow funds payable	-	54,308
Accrued expenses	346,770	59,028
Accrued income taxes	259,063	1,195,895
Deferred tax liability	-	271,000

Total current liabilities	124,943,219	44,358,618
Non current deferred tax liability	102,709	-

Total liabilitites	125,045,928	44,358,618

Commitments and contingencies

Shareholder's equity
Preferred stock, $0.001 par value
10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
100,000,000 shares authorized
15,000,000 shares issued and outstanding	15,000	15,000
Additional paid-in capital	3,078,682	3,043,182
Retained earnings	11,215,826	2,580,568

Total Shareholder's Equity	14,309,508	5,638,750

Total Liabilities and shareholder/s equity	139,355,436	49,997,368

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
For the years ended December 31,

	2004	2003	2002
Loan income
Income from sale of mortgage loans	42,421,553	22,507,254	11,337,711
Mortgage interest income	8,710,726	4,182,439	2,255,307
Escrow service fees	84,617	267,796	--
Commission fee income	777,215	77,439	66,441

Total loan income	51,994,111	27,034,928	13,659,459

Costs of loan origination and sale of mortgages
Appraisals	969,554	486,595	340,362
Commissions	14,769,742	9,467,442	5,128,928
Credit reports	145,174	164,023	75,968
Other costs	316,693	724,234	176,894
Reserve for impairment of mortgage
loans to be repurchased	531,020	-	-
Signing service	--	--	370
Warehouse fees	260,863	207,483	116,119
Warehouse Interest expense	5,739,287	3,206,080	1,748,775

Total costs of loan origination and sale of mortgages	22,732,333	14,255,857	7,587,416

Gross profit	29,261,778	12,779,071	6,072,043

Operating expenses	14,922,184	9,303,983	5,051,694

Income from operations	14,339,594	3,475,088	1,020,349

Other income (expense)
Interest income	17,772	11,909	12,302
Other income	15,000	2,215	--
Income (loss) on disposal of assets	(464)	(4,109)	(21,096)

Total other income (expense)	32,308	10,015	(8,794)

Income before provision for income taxes	14,371,902	3,485,103	1,011,555

Provision for income taxes	5,736,644	1,312,000	423,800

Net income	8,635,258	2,173,103	587,755

Less preferred stock dividends	--	--	194,873

Net income available to common shareholders	8,635,258	2,173,103	392,882

Basic earnings per share	0.58	0.15	0.04

Fully diluted earnings per share	0.56	0.15	0.04

Basic weighted-average common
shares outstanding	15,000,000	14,984,309	9,569,913

Fully diluted weighted-average
common shares outstanding	15,298,198	14,984,309	9,569,913

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
December 31, 2004

	Preferred Stock								Additional
	Class A		Class B		Class C		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December
31, 2001	1,000	275,000	100	217,800	1,000	1,000,000	9,500,000	9,500	40,500	14,583	1,557,383
Issuance of
preferred stock					1,000	1,000,000					1,000,000
Redemption of
preferred stock			(50)	(110,200)							(110,200)
Redemption of
preferred stock in
share exchange	(1,000)	(275,000)	(50)	(107,600)	(2,000)	(2,000,000)					(2,382,600)
Changes due to
recapitalization							336,365	336	(336)		-
Issuance of
Common stock in
private placement							5,000,000	5,000	2,995,000		3,000,000
Dividend
distributions										(194,873)	(194,873)
Balance, December
31, 2002	--	--	--	--	--	--	14,836,365	14,836	3,035,164	407,465	3,457,465
Issuance of common
stock upon exercise
of warrants							163,635	164	8,018		8,182
Net Income										2,173,103	2,173,103
Balance, December
31, 2003		$--		$--		$--	15,000,000	15,000	3,043,182	2,580,568	8,635,258
Option Granted									35,500		35,000
Net Income (unaudited)										8,635,258
Balance, December
31, 2004		$--		$--		$--	15,000,000	15,000	3,078,682	11,215,826	14,309,508

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2004	2003	2002
Cash flows from operating activities
Net income	$ 8,635,258	$ 2,173,103	$ 587,755
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	176,133	105,191	44,002
Provision for losses from EPL and
loans to be repurchased	518,928	4,109	21,096
(Increase) decrease in
Mortgage loans held for sale (net)	(75,695,975)	37,683,320	(68,359,714)
Mortgage loans to be repurchased	(4,318,283)	-	-
Prepaid expenses	(51,737)	176,570	(206,696)
Income tax receivable	-	159,000	(159,000)
Other receivables and employee advances	(32,690)	(11,140)	(93,986)
Warehouse receivables	(3,112,677)	-	-
Deposits and other assets	87,504	56,496	(81,457)
Deferred tax asset	(439,701)	-	-
Increase (decrease) in
Accounts and other payables	4,043,810	(556,986)	876,465
Obligation to repurchase mortgage loans	4,318,283	-	-
Escrow funds payable	(54,308)	-	-
Accrued expenses	287,742	5,146	53,882
Income tax payable	(936,832)	1,195,895	(61,747)
Deferred tax liability - current	(271,000)	(229,000)	498,000
Deferred tax liability - non current	102,709	-	-
Option granted for consulting activities	35,500	-	-

Net cash provided by (used in) operating activities	(66,707,336)	40,761,704	(66,881,400)

Cash flows from investing activities

(Increase) decrease in restricted cash	(866,956)	1,031,527	(1,362,476)
Proceeds from real estate owned	558,998	(558,998)	-
Purchase of property and equipment	(459,570)	(227,628)	(219,957)

Net cash provided by (used in) in investing activities	(767,528)	244,901	(1,582,433)

Cash flows from financing activities
Warehouse lines of credit	73,196,907	(38,904,097)	66,635,185
Proceeds from convertible, subordinated
note payable - related party	-	2,000,000	-
Payments on convertible, subordinated
note payable - related party	-	(2,000,000)	-
Issuance of preferred stock	-	-	1,000,000
Redemption of preferred stock	-	-	(492,800)
Dividends paid to preferred shareholder	-	-	(194,873)
Issuance of common stock	-	8,182	1,000,000

Net cash provided by (used in) financing activities	73,196,907	(38,895,915)	67,947,512

Net increase (decrease) in cash and cash equivalents	$ 5,722,043	$ 2,110,690	$ (516,321)

Cash and cash equivalents, beginning of year	2,843,172	732,482	1,248,803

Cash and cash equivalents, end of year	$ 8,565,215	$ 2,843,172	$ 732,482

Supplemental disclosures of cash flow information

Interest paid	$ --	$ 182,065	$ --

Income taxes paid	$ 7,295,000	$ 185,000	$ 82,410

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2004, 2003 and 2002 were $36,381, $17,018 and $70,964 , respectively.

Income Taxes
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial report amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. At December 31, 2004 and December 31, 2003, the net deferred tax liability is a result of the use of differing depreciation methods between financial and tax reporting purposes, and the use of the accrual method of accounting for financial reporting purposes and the cash basis for tax reporting purposes prior to fiscal year 2003. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

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

As of December 31, 2004 the company had potential common stock as follows:

	2004	2003

Weighted average number of common shares outstanding used in computation of basic EPS	15,000,000	14,984,309

Dilutive effect of outstanding stock options	298,198	0

Weighted average number of common and potential
shares outstanding used in computation
of diluted EPS	15,298,198	14,984,309

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earning per share would be reduced to the pro forma amounts indicated below for the years ended December 31 2004, 2003 and 2002:

	2004	2003	2002
Net income as reported	$ 8,635,258	$ 2,173,103	$ 392,882
Add stock based employee compensation
expense included in net income, net of tax	--	--	--
Deduct total stock based employee compensation
determined under fair value
method for all awards, net of tax	(203,661)	--	--
Pro forma	$ 8,431,597	$ 2,173,103	$ 392,882

Earnings per common share
Basic - as reported	$ 0.58	$ 0.15	$ 0.04
Basic - Pro forma	$ 0.56	$ 0.15	$ 0.04
Diluted - as reported	$ 0.56	$ 0.15	$ 0.04
Diluted - pro forma	$ 0.55	$ 0.15	$ 0.04

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2004: dividend yield of 0%; expected volatility of 50.38%; risk-free interest rate of 3.63% based on 5 years T-bill; and expected life of five years.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risk
For the years ended December 31, 2004 and 2003, the Company maintained cash balances with banks totaling $11,141,680 and $4,884,964 respectively, in excess of federally insured amounts of $100,000 per bank.

Major Customers
During the years ended December 31, 2004, and 2003 the Company sold 59% , 11%, , 11% and 44%, 23% and 13% of its mortgage loans to three institutional investors . During the year ended December 31, 2002, the Company sold 33%, 27%, 22% and 12% of its mortgage loans to four institutional investors.

Market Risk
The Company is involved in the real estate loans market. Changes in interest rates or other market conditions within the real estate loans market may have a significant effect on the volume and profitability of the business of the Company.

Impact of Recently Issued Accounting Statements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for interim and annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS No. 152 to have a material impact, if any, on the Company’s financial position or results of operations.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2004, the FASB issued SFAS No. 151,“Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company’s financial position or results of operations.

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a reserve for funding in excess of warehouse’s advance limit. The Company does not have direct access to these funds. Such cash balances for the years ended December 31, 2004 and 2003 aggregated to $ 1,356,170 and $ 489,214 , respectively.

The Company also maintains an escrow trust account in a financial institution for funds that are to be reimbursed to borrowers when the escrow closes. Cash balances in the escrow account at December 31, 2004 and 2003 were $0 and $ 54,308 , respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment for the years ended December 31, 2004 and 2003 consisted of the following:

	2004	2003
Furniture and fixtures	$130,323	$98,264
Office equipment	154,674	138,959
Computer equipment	668,500	293,181
Leasehold improvements	56,476	20,000
	1,009,973	550,404
Less accumulated depreciation and
amortization	342,704	166,572

Total	$667,269	$383,832

Depreciation and amortization expense was $176,132, $105,191 and $44,002 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 5 — WAREHOUSE LINES OF CREDIT

The Company maintains a warehouse line of credit with a financial institution, which is subject to renewal on an annual basis. Advances are received by the Company up to a maximum of $80,000,000 based upon a specified percentage of mortgage loans, which are pledged as collateral, and interest accrues at 1 month LIBOR (2.40% at December 31, 2004), plus 2.25% per annum. This facility expires on December 31, 2004 and is renewed automatically

Advances are due upon the earlier of the sale of the mortgage loans that are pledged as collateral or a specified period of time from the date on which the advance was received. The warehouse line of credit is guaranteed by the shareholder and contains a financial covenant concerning a minimum net worth of $8,744,904. At December 31, 2004, management believes the Company was in compliance with such covenant.

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender in excess of a specified percentage of the loan amount agreed upon by the warehouse lenders. At December 31, 2004 and December 31, 2003, the pledged amounts aggregated to $877,388 and $434,906 , respectively.

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

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender. The Company shall ensure that at all times the balance in the cash account is no less than greater of (a) $175,000 and (b) the aggregate of all cash account allocated amounts for all purchased mortgage loans. At December 31, 2004, the pledged amounts aggregated to $ 478,782 .

In March 2004, the Company secured a third warehouse line of credit with a financial institution. The maximum purchase amount on this credit line is $10,000,000. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest equal to 1 month LIBOR plus a margin between 2.25% and 3.75% per annum, dependent on the type of loan funded. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of December 31, 2004.

In July 2004 The Company entered into an Early Purchase Agreement with the same financial institution where certain qualifying loans are acquired by the institution immediately upon origination. Under terms of this purchase agreement the Company retains the right to service the notes. As a condition of acquisition of loans by the financial institution, the Company assigns to the financial institution any commitment by a Takeout investor who would purchase the notes with servicing rights released at later dates. The price that loans under this agreement are acquired by the financial institution will be 98% of Takeout Investor’s price, but not to exceed the original note amount. Loans origination under provisions of this facility are recognized as sales of loan and are not reflected on the Company’s balance sheet. Upon receipt of funds from Takeout investors the financial institution shall release its interest in the loan and transfer excess funds pertaining to the servicing right to the Company. Loans for which a commitment from Takeout investor is not obtained within 90 days by the Company are placed in the regular warehouse credit facility.

NOTE 5 — WAREHOUSE LINES OF CREDIT (Continued)

This Early Purchase facility has a maximum purchase concentration of $100 million at any time. Upon purchase of loans by a Takeout investor the unused facility up to maximum concentration may be re-used by the Company to originate new loans. This Early Purchase agreement meets all criteria listed under FAS140 for the purpose of defining "transfer of financial assets". As of December 31, 2004 $93.7 million of the concentration limit was utilized. The management believes that for loans originated through this facility, the value of servicing right for the short period prior to their sale to Takeout investors were not material to the financial statements as of December 31, 2004 and no corresponding asset have been recorded.

The aggregate outstanding balance on the warehouse lines of credit for the years ended December 31, 2004 and 2003 was $115,554,147 and $ 42,357,240 , respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

During the year ended December 31, 2004, the Company repurchased three loans with an aggregate value of $229,500. During the year ended December 31, 2004 the Company increase the reserve for losses with regard to repurchased loans and loans held for sale by $ 43,690.

As of December 31, 2004, the Company was obligated to repurchase loans with an aggregate balance of 4,318,283 The Company recorded a reserve of $ 475,238 on the loans to be repurchased for the estimated impairment in the market value.

During the year ended December 31, 2004, the Company recorded loss of $78,743 from disposal of mortgage loans held for sale. The Company recognized $78,280 income for recovery of losses from sales of assets that were recognized in previous years.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 7 — INCOME TAXES

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the year ended December 31, 2004 and 2003:

	2004	2003
Current
Federal	$5,045,686	$1,204,000
State	1,343,094	339,000

	6,388,780	1,543,000
Deferred
Federal	(583,304)	(203,000)
State	(68,832)	(28,000)

	(652,136)	(231,000)

Provision for income taxes	$5,736,644	$1,312,000

NOTE 7 — INCOME TAXES (Continued)

At December 31, 2004 and December 31, 2003, components of net deferred tax assets (liabilities) in the accompanying balance sheets include the following amounts:

Deferred tax asset liability	2004	2003
Current
Prepaid Expenses	$(250,786)	$(396,000)
Accounts payable and accrued expenses	241,961	26,000
Change from cash to accrual	(31,264)	(51,000)
State taxes	479,790	139,000
Net operating losses	-	11,000
Non-current
Depreciation	(102,710)	-
Net deferred tax liability	$336,991	$(271,000)

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the years ended December 31, 2004 and 2003:

	2004	2003

Federal tax on pretax income at statutory rates	$4,886,447	$1,185,000
State tax, net of federal benefit	840,225	205,000
Other	9,972	(78,000)

Total	$5,736,644	$1,312,000

NOTE 8 – STOCK OPTIONS

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

On August 23, 2004 under the Company’s employee option plan and in consideration for services rendered in the past and as future incentive M. Aaron Yashouafar was granted 210,000 options to purchase company’s stock at an exercise price of $0.95. These options vest immediately.

On August 23, 2004 in consideration for services rendered the Company granted Mr. Joseph H. Nourmand options to purchase 52,000 shares of common stock at an exercise price of $0.85 per share. These options are vested immediately. The company has recognized the fair market value of these options as consulting expense. In addition, options to purchase 30,000 shares of common stock, which was granted to CCG Investor Relations on May 4, 2004, and which were scheduled to be issued by September 30, 2004 were recognized as consulting expense at their fair market value.

NOTE 9 — RELATED PARTY TRANSACTIONS

Consulting Expenses
During the years ended December 31, 2004, 2003 and 2002, the Company paid $403,600 , $0, $66,250 and $ 397,500, $ 0, $30,000 , respectively, for consulting expenses to companies owned by shareholders and relative of a shareholder. Furthermore, during the years ended December 31, 2004, 2003 and 2002, the Company paid consulting expenses of $40,000, $40,000 and $35,000 , respectively, to a director.

Rent and Lease Expenses
The Company leases its office facilities from a shareholder, which lease expires in November 2005. Future minimum lease payments under this non-cancelable operating lease as of December 31, 2004 was $483,450. Rent paid to the shareholder for the years ended December 31, 2004, 2003 and 2002 amounted to $346,138, $311,076 and $48,529 respectively . In addition, the Company pays for certain vehicles operating expenses on behalf of certain officers. Lease payments made for these officers for the years ended December 31, 2004, 2003 and 2002 were $61,908, $ 33,826 and $21,615 respectively.

NOTE 10 — SHAREHOLDERS’ EQUITY

During the twelve months ended December 31 , 2004, the Company entered into an agreement with an investor relations firm under which it will grant options to purchase 30,000 shares of common stock. The options are exercisable at $1.25 per share, vest five months after the date of the agreement and expire in May 2006. The value of the options was not material.

On August 23, 2004, the Company granted H. Joseph Nourmand options to purchase 52,000 shares of Company’s common stock. The exercise price of these options are $0.85. The options vest immediately and expire on August 23, 2014. The fair value of the option is $28,600.

NOTE 11 – SUBSEQUENT EVENTS

In March 2005 through mutual agreement, the company’s Early Purchase warehousing facility was expanded to a maximum concentration amount of $150,000,000. The term of this and the fixed credit facility of $10,000,000 with the same financial institution was extended to May 1, 2005. The minimum tangible net-worth covenant of the agreement was increased to $12,000,000.