Form 10-Q
period 2005-03-31
TMSF HOLDINGS INC
filed 2005-05-23
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

The number of shares of Common Stock outstanding as of  May 16, 2005: 15,000,000

		Pa	ge
		Nu	mber
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of March 31, 2005 (unaudited)
	and December 31, 2004		1

	Consolidated Statements of Operations for the three months
	ended March 31, 2005 (unaudited) and 2004 (unaudited)		2

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2005 (unaudited) and 2004 (unaudited)		3

	Notes to the Consolidated Financial Statements (unaudited)		4

Item 2	Management Discussion and Analysis of Financial Condition
	and Results of Operations		13

Item 3	Controls and Procedures		38

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		38

Item 3	Defaults Upon Senior Securities		38

Item 4	Submission of Matters to a Vote of Securities Holders		38

Item 5	Other Information		39

Item 6	Exhibits		39

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2005 (unaudited) and December 31, 2004

ASSETS
	March 31,	December 31,
	2005	2004
	(unaudited)
Current assets
Cash and cash equivalents	$ 7,025,640	$ 8,565,215
Mortgage loans held for sale
(net of loss reserves of $127,500 & $43,690 respectively)	91,062,307	121,115,941
Mortgage loans to be repurchased
(net of loss reserves of $775,600 & $475,238 respectively)	6,535,998	3,843,045
Prepaid expenses	255,818	84,227
Warehouse receivables	4,579,169	3,126,439
Other receivables and employee advances	82,257	128,855

Total current assets	109,541,189	136,863,722

Restricted cash	1,551,087	1,356,170
Real estate owned (net of loss reserves of $50,000 & $0, respectively)	654,821	-
Property and equipment, (net of accumulated depreciation of
$419,269 & $342,704, respectively)	939,546	667,269
Deposits and other assets	30,390	28,574
Deferred tax asset	439,701	439,701

Total assets	$113,156,734	$139,355,436

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Warehouse lines of credit	$ 84,522,516	$ 115,554,147
Obligation to repurchase mortgage loans	7,311,598	4,318,283
Accounts and other payables	1,648,625	4,464,956
Accrued expenses	596,706	346,770
Accrued income taxes	1,694,311	259,063

Total current liabilities	$95,773,756	$124,943,219

Long Term Liabilities
Deferred tax liability	102,709	102,709

Total Liabilities	95,876,465	125,045,928

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value
10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
100,000,000 shares authorized
15,000,000 shares
issued and outstanding	15,000	15,000
Additional paid-in capital	3,078,682	3,078,682
Retained earnings	14,186,587	11,215,826

Total shareholders' equity	17,280,269	14,309,508

Total liabilities and shareholders' equity	$ 113,156,734	$ 139,355,436

        The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2005 (unaudited) and 2004 (unaudited)

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Loan income
Income from the sale of mortgage loans	$15,673,881	$6,196,081
Mortgage interest income	3,420,680	1,049,650
Escrow service income	-	74,671
Commission fee income	59,649	84,833

Total loan income	19,154,210	7,405,235

Costs of loan origination and sale of
mortgages

Appraisals	310,312	159,298
Commissions	4,898,396	2,063,451
Credit reports	43,462	29,186
Other costs	61,166	76,369
Provision for impairment of EFL, REO, and
loans to be repurchased	524,822	100,000
Warehouse fees	92,379	46,620
Warehouse interest expense	2,766,444	707,436

Total costs of loan origination
and sale of mortgages	8,696,981	3,182,360

Gross profit	10,457,229	4,222,875

Operating expenses	5,531,900	2,488,101

Income from operations	4,925,329	1,734,774

Other income
Interest income	18,659	1,673
Other income	-	15,000
Income (loss) on disposal of property
& equipment	-	78,280

Total other income	18,659	94,953

Income before provision
for income taxes	4,943,988	1,829,727

Provision for income taxes	1,973,226	781,600

Net income	$2,970,762	$1,048,127

Basic earnings per share	$ 0.20	$ 0.07

Diluted earnings per share	$ 0.19	$ 0.07

Basic weighted-average common shares outstanding	15,000,000	15,000,000

Diluted weighted-average
common shares outstanding	16,057,691	15,750,000

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 (unaudited) and 2004 (unaudited)

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 2,970,762	$ 1,048,126
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	76,565	30,091
Provision for losses from EFL and loans
to be repurchased	434,172	100,000
(Increase) decrease in
Mortgage loans held for sale (net)	29,969,824	(30,788,876)
Mortgage loans to be repurchased	(2,993,315)	(856,500)
Prepaid Expenses	(171,590)	7,456
Other receivables & employee advances	46,598	(213,505)
Warehouse receivables	(1,452,731)	-
Deposits and other assets	(1,816)	128,066
Increase (decrease) in
Accounts and other payables	(2,816,331)	29,742
Obligation to repurchase mortgage loans	2,993,315	856,500
Escrow funds payable	-	(5,776)
Accrued Expenses	249,936	(80)
Income tax payable	1,435,247	(1,089,000)
Deferred tax liability - current	-	154,000

Net cash provided by (used in) operating activities	30,740,636	(30,599,756)

Cash flows from investing activities
(Increase) decrease in restricted cash	(194,917)	(270,896)
Proceeds from sale of real estate owned	(704,821)	110,554
Purchase of property and equipment	(348,842)	(23,108)

Net cash provided by (used in) investing activities	(1,248,580)	(183,450)

Cash flows from financing activities
Warehouse lines of credit	(31,031,631)	30,582,076

Net cash provided by (used in) financing activities	(31,031,631)	30,582,076

Net increase (decrease) in cash and cash equivalents	(1,539,575)	(201,130)

Cash and cash equivalents, beginning of period	8,565,215	2,843,172

Cash and cash equivalents, end of period	$ 7,025,640	$ 2,642,042

Supplemental disclosures of cash flow information

Interest paid	$ 11,301	$ 531,402

Income taxes paid	$510,000	$1,716,600

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 (unaudited)

NOTE 1 — ORGANIZATION AND LINE OF BUSINESS

          General

The Mortgage Store Financial, Inc. was incorporated on August 25, 1992. The Company (as defined in Note 2) is licensed by the California Department of Corporations and respective agencies in 31 other states. It is principally engaged in the origination and purchase of residential mortgage loans. Generally, such loans are subsequently sold to financial institutions or to other entities that sell such loans to investors as a part of secured investment packages. The Company has obtained approval from the Department of Housing and Urban Development to act as a supervised mortgagee.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

The accompanying consolidated financial statements of TMSF Holdings, Inc. (the “Company”) are unaudited, other than the consolidated balance sheet at December 31, 2004, and reflect all material adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnotes normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the SEC for the year ended December 31, 2004.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the three months ended March 31, 2005 and 2004 were $1,289 and $32,512 , respectively.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         As of the three months ended March 31, 2005 and 2004 the Company had potential common stock as follows:

	2005 (unaudited)	2004 (unaudited)
Weighted average number of common shares outstanding used in computation of basic EPS	15,000,000	15,000,000

Dilutive effect of outstanding stock options	1,057,691	750,000

Weighted average number of common and potential shares outstanding used in computation of diluted EPS	16,057,691	15,750,000

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earning per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004:

	2005 (unaudited)	2004 (unaudited)
Net income as reported	$2,970,762	$1,048,126
Add stock based employee compensation
expense included in net income, net of tax	0	0
Deduct total stock based employee
compensation expense detemined under
fair value method for all awards, net of tax	($4,275)	($4,275)
Pro forma	$2,966,487	$1,043,851

Earnings per common share
Basic - as reported	$ 0.20	$ 0.07
Basic - pro forma	$ 0.20	$ 0.07
Diluted - as reported	$ 0.19	$ 0.07
Diluted - pro forma	$ 0.19	$ 0.07

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Reclassifications

Certain amounts included in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications did not have any effect on reported net income.

         Concentration of Credit Risk

At March 31, 2005 and December 31, 2004, the Company maintained cash balances with banks totaling $10,842,941 and $ 11,141,680 respectively, in excess of federally insured amounts of $100,000 per bank.

         Major Customers

During the three months ended March 31, 2005 the Company sold 75%, 11%, 8% of its mortgage loans to three institutional investors .

         Market Risk

The Company is involved in the real estate loans market. Changes in interest rates or other market conditions within the real estate loans market may have a significant effect on the volume and profitability of the business of the Company.

         Impact of Recently Issued Accounting Statements

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a reserve for funding in excess of warehouse’s advance limit. The Company does not have direct access to these funds. Such cash balances at March 31, 2005 and December 31, 2004 aggregated $ 1,551,087 and $ 1,356,170, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

        Property and equipment as of March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005 (unaudited)	December 31, 2004
Furniture and fixtures	$ 171,300	$ 130,323
Office equipment	336,805	154,674
Computer equipment	794,234	668,500
Leasehold improvements	56,476	56,476

	1,358,815	1,009,973
Less accumulated depreciation and amortization	419,269	342,704

Total	$939,546	$667,269

Depreciation and amortization expense was $ 76,565 and $ 30,091 for the three months ended March 31, 2005 and 2004, respectively.

NOTE 5 — WAREHOUSE LINES OF CREDIT

The Company maintains a warehouse line of credit with a financial institution, which is subject to renewal on an annual basis. Advances are received by the Company up to a maximum of $80,000,000 based upon a specified percentage of mortgage loans, which are pledged as collateral, and interest accrues at 1 month LIBOR (2.87% at March 31, 2005), plus 2.4% per annum. This facility expires on December 31, 2005 and is renewed automatically

Advances are due upon the earlier of the sale of the mortgage loans that are pledged as collateral or a specified period of time from the date on which the advance was received. The warehouse line of credit is guaranteed by the shareholder and contains a financial covenant concerning a minimum net worth of $8,744,904. At March 31, 2005, Management believes the Company was in compliance with such covenant.

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender in excess of a specified percentage of the loan amount agreed upon by the warehouse lenders. At March 31, 2005 and December 31, 2004, the pledged amounts aggregated to $ 1,070,570 and $ 877,388, respectively.

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

NOTE 5 - WAREHOUSE LINES OF CREDIT (Continued)

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender. The Company shall ensure that at all times the balance in the cash account is no less than greater of (a) $175,000 and (b) the aggregate of all cash account allocated amounts for all purchased mortgage loans. At March 31, 2005, the pledged amounts aggregated to $ 479,803 .

In March 2004, the Company secured a third warehouse line of credit with a financial institution. The maximum purchase amount on this credit line is $10,000,000. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest equal to 1 month LIBOR plus a margin between 2.25% and 3.25% per annum, dependent on the type of loan funded. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of March 31, 2005.

In July 2004 The Company entered into an Early Purchase Agreement with the same financial institution where certain qualifying loans are acquired by the institution immediately upon origination. Under terms of this purchase agreement the Company retains the right to service the notes. As a condition of acquisition of loans by the financial institution, the Company assigns to the financial institution any commitment by a Takeout investor who would purchase the notes with servicing rights released at later dates. The price that loans under this agreement are acquired by the financial institution will be 98% of a Takeout Investor’s price, but not to exceed the original note amount. Loan originations under provisions of this facility are recognized as sales of loan and are not reflected on the Company’s balance sheet. Upon receipt of funds from a Takeout investor the financial institution shall release its interest in the loan and transfer excess funds pertaining to the servicing right to the Company. Loans for which a commitment from Takeout investor is not obtained within 90 days by the Company are placed in the regular warehouse credit facility.

As of the year ended December 31, 2004, this Early Purchase facility had a maximum purchase concentration of $100 million at any time. However, during March 2005, this Early Purchase Facility was increased to a maximum purchase concentration of $150 million at any time. Upon purchase of loans by a Takeout investor the unused facility up to maximum concentration may be re-used by the Company to originate new loans. This Early Purchase agreement meets all criteria listed under FAS140 for the purpose of defining “transfer of financial assets”. As of March 31, 2005, $135,655,023 of the concentration limit was utilized. The management believes that for loans originated through this facility, the value of servicing right for the short period prior to their sale to Takeout investors were not material to the financial statements as of March 31, 2005 and no corresponding asset has been recorded. In addition, this Early Purchase Facility has certain financial and nonfinancial covenants, of which the Company must maintain a minimum tangible net-worth of $12 million. At March 31, 2005, Management believes the Company was in compliance with such covenants.

The aggregate outstanding balance of the warehouse lines of credit as of March 31, 2005 and December 31, 2004 was $84,522,516 and $ 115,554,147 , respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

         Mortgage Loan Purchase Agreements

The Company maintains mortgage loan purchase agreements with various mortgage bankers. The Company is obligated to perform certain procedures in accordance with these agreements. The agreements provide for conditions, whereby the Company may be required to repurchase mortgage loans for various reasons, among which are either: (a) a mortgage loan is originated in violation of the mortgage banker’s requirements, (b) the Company breaches any term of the agreements, and (c) an early payment default occurs from a mortgage originated by the Company.

During the three months ended March 31, 2005, the Company repurchased two loans that were collateralized by two properties with an aggregate balance of $ 704,821. This amount was recorded as real estate owned at March 31, 2005. The Company also recorded a reserve of $50,000 on one of these properties for the estimated impairment of the market value of the property as of March 31, 2005.

As of March 31, 2005, the Company was obligated to repurchase loans with an aggregate balance of $7,311,598. The Company recorded a reserve of $775,600 on the loans to be repurchased for the estimated impairment in market value.

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

The Company has retained legal counsel as consultants and an administrative hearing was held on May 11, 2004. Subsequently in August 2004 the Company provided additional information to examiners with regards to items in dispute. At this time management is unable to determine the outcome of the administrative review and no provision has been made in the consolidated balance sheet. In addition, the Company anticipates to appeal any unfavorable outcome, should one be concluded by the City's initial review.

NOTE 7 — INCOME TAXES

The following table presents the current tax provision for federal and state income taxes for the three months ended March 31, 2005 and 2004, the effective tax rate is 39.91%:

	2005	2004
	(unaudited)	(unaudited)
Current
Federal	$ 1,535,330	$ 482,000
State	437,896	145,601
	1,973,226	627,601
Deferred
Federal	-	125,000
State	-	29,000
	-	154,000

Total provision for income taxes	$ 1,973,226	$ 781,601

NOTE 7 — INCOME TAXES (Continued)

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the three months ended March 31, 2005 and 2004:

	2005 (unaudited)	2004 (unaudited)
Federal tax on pretax income at statutory rates	$ 1,680,956	$ 664,000
State tax, net of federal benefit	289,011	115,601
Other	3,259	2,000
Total	$ 1,973,226	$ 781,601

NOTE 8 – STOCK OPTIONS

In June 2003, the Company approved the issuance of stock options to a director. The agreement grants the director options to purchase 750,000 shares of Company common stock at an exercise price of $1 per share. The options vest in 24 equal monthly installments, commencing in December 2003, and expire in 5 years from the date of grant. The fair value of the options was estimated at $60,000 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 2.12%, expected volatility of 50%, and a dividend yield of 0%. The expense, net of tax effects of 43%, for the three months ended March 31, 2005 was $4,275.

On April 15, 2005, the Board of Directors of the Company resolved to grant to certain employees of The Mortgage Store Financial, Inc., a total of 345,500 options to purchase the Company’s stock at an exercise price range of $2.00 - $2.35 per share that vest over a period of five years, and expire in 2015 .The options are granted pursuant to the Company's 2003 Employee Stock Option Plan.

NOTE 9 — RELATED PARTY TRANSACTIONS

         Consulting Expenses

During the three months ended March 31, 2005 and 2004, the Company paid $194,500 and $55,000 respectively, for consulting expenses to companies owned by shareholders. The Company also paid $90,000 and $54,500 respectively, for consulting expenses to a relative of a shareholder during the three months ended March 31, 2005 and 2004. Furthermore, during the three months ended March 31, 2005 and 2004, the Company paid consulting expenses of $10,058 and $10,000 respectively, to a director.

         Rent and Lease Expenses

The Company leases its office facilities from a shareholder, which lease expires in November 2005. Rent paid to the shareholder for the three months ended March 31, 2005 and 2004 amounted to $212,551 and $76,647 respectively . In addition, the Company pays for certain vehicle operating expenses on behalf of certain officers. Lease payments made for these officers for the three months ended March 31, 2005 and 2004 were $46,835 and $15,922, respectively.

         Commercial Loan

In the regular course of business, the Company sometimes provides mortgage loan financing to its officers and related parties at prevailing market terms. For the current reporting period, a commercial loan for a real estate purchase was provided by the Company to a 5% shareholder, in the amount of $500,000, this loan was secured by real property and a personal guarantee. This note was subsequently sold to an investor.

NOTE 10 – SUBSEQUENT EVENTS

In April 2005, the Company renegotiated its second warehouse line of credit with a financial institution. The credit facility is structured as a repurchase agreement whereby the financial institution may, at its sole discretion, purchase mortgage loans from the Company. The maximum purchase amount on this credit line was increased from $30 million to $75,000,000 and interest accrues at LIBOR plus a pricing spread between 1.5% and 2.25% per annum, which is dependent on the specific investor type and the mortgage loan category. This facility has a one year term and is renewable with the consent of both parties.

In May 2005 through mutual agreement, the Company’s Early Purchase warehousing facility was expanded from $150 million to a maximum concentration amount of $250,000,000. The term of this and the fixed credit facility of $10,000,000 with the same financial institution was extended to May 1, 2006.

In April 2005, the Company provided a loan for the purchase of a multi-unit residential property to its primary shareholder. Upon review by the Company’s counsel, it was advised that this loan may potentially constitute a control deficiency as defined by Auditing Standard No. 2 under SOX, and administered by the Public Accounting Oversight Board. As such, the loan was immediately repaid, and funds were returned to the company two days after initial funding of the loan.

On April 15, 2005, the Board of Directors of the Company resolved to grant to certain employees of The Mortgage Store Financial, Inc., a total of 345,500 options to purchase the Company’s stock at an exercise price range of $2.00 - $2.35 per share that vest over a period of five years and expire in 2015 .The options are granted pursuant to the Company’s 2003 Employee Stock Option Plan.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

Net Income. For the three months ended March 31, 2005 we had operating income of $4,925,329 and income before provision for income tax of $4,943,988. The net income available to common shareholders after provision for income tax was $2,970,762 or $0.20 per share and $0.19 per share diluted.

Loan originations. For the three months ended March 31, 2005 we funded $348.6 million of mortgage loans compared to $145.5 million for 2004. Purchase money mortgages accounted for 69.6% of our originations during the three months ended March 31, 2005 compared to 55.9% for the same period in 2004. Our wholesale channel, which originates loans through independent mortgage brokers, originated $308.9 million in loans during the quarter-ended March 31, 2005 and $113.6 million for the comparable period in 2004.

We continued to expand our geographical reach and increased our originations throughout the country. During the three months ended March 31, 2005 we had loan originations in 32 states with California accounting for 62.6% of our total origination volume, compared to 91.4% in 2004. During the three months ended March 31, 2004 originations from 31 states outside of California accounted for 37.4% of total funding.

Whole loan sales — cash income from sale. For the three months ended March 31, 2005, we sold $339.4 million of loans (excluding loans funded under our Early Purchase facility) compared to $113.8 million during comparable period in 2004. Our revenue from sales of loans was $15.7 million during three months ended March 31, 2005 compared to $6.2 million for the same period in 2004. In spite of rising interest rates and flattening yield curve we continued to benefit from the higher premiums which we received from sales of Alt-A type mortgage loans during the three months ended March 31, 2005. The weighted average premium collected from sales of loans in this period was 3.22% compared to 3.50% in 2004. During the three months ended March 31, 2005 the rebate or yield spread premium paid to the loan originators was 0.75% compared to 0.63% for the same period in 2004.

As of March 31, 2005, we had loan origination financing facilities with three financial institutions for a total funding capacity of $270 million. This included an Early Purchase facility with a maximum concentration amount of $150 million. This facility was subsequently increased to $250 million in May 2005. The cost of borrowing on these lines are a variable rate equal to 1 month LIBOR plus a margin between 1.50% and 3.25%. The cost of borrowing on loans that are aged over 90 days would increase to 4.00%.

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

In July 2004, we entered into an early purchase agreement with one of our warehouse lenders where certain qualifying loans are purchased by the same institution immediately upon funding, with the Company retaining the right to service and resell the loans to a take-out investor for a period of 90 days. Loan originations under provisions of this facility are recognized as sales of loans and are not reflected on our balance sheet. For loans that we originate through this facility, we recognize the origination fee and other lender fees at the time of funding and all corresponding commissions and fees are recognized immediately.

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

  Accounting for income taxes
  Income from sales of loans
  Gain on sale
  Provisions for losses
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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability and asset as of March 31, 2004 was $102,709 and $439,701, respectively.

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

Under term of an Early Purchase agreement with a financial institution, we sell certain qualifying loans to the financial institution immediately upon origination. We retain the right to service the loans, which will be sold to a Takeout investor within 90 days . We recognize revenue from this transaction to the extent of difference between the price at which loans are acquired by the institution and the funding amount. We recognize additional revenue (loss) equal to the difference between Take-out investor’s price and the acquisition price by the institution at the time that the institution releases its interest to the Take-out investor . Although this transaction is treated as a sale and loans are not held on our balance sheet, we may face losses due to changes in the value of servicing rights for such notes.

Provisions for Losses
We may make market valuation adjustments on certain non-performing loans, other loans we hold for sale and real estate owned. These adjustments are based upon our estimate of expected losses and are based upon the value that we could reasonably expect to obtain from a sale. An allowance for losses on loans held for sale, loans sold which we are obligated to repurchase, and real estate owned is recorded in an amount sufficient to maintain adequate coverage for probable losses on such loans. As of March 31, 2005, the reserve for losses on loans held for sale, loans sold which we are obligated to repurchase, and real estate owned was $127,500, $775,600, and $50,000, respectively. Our estimate of expected losses could increase or decrease if our actual loss experience or repurchase activity is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale. In particular, if actual losses increase or if values reasonably expected to be obtained from a sale decrease, the provision for losses would increase. Any increase in the provision for losses could adversely affect our results of operations.

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

Since the composition of our loan originations has shifted from fixed term loans to short term adjustable rate mortgages which are less sensitive to interest rate risk, a hedging position with securities that match the characteristics of short term ARMs was determined to be less cost effective.

Results of operations for the three months ended March 31, 2005 compared to the same period in 2004

The following table sets forth our results of operations for the three months ended March 31, for the years indicated

	2005	2004
	(unaudited)	(unaudited)
Revenue
Income from sales of loans	$15,673,881	$6,196,081
Mortgage interest income	3,420,680	1,049,650
Commission fee income	59,649	84,833
Escrow service income	-	74,671
Total revenue	19,154,210	7,405,235

Cost of sales
Commission expense	4,898,396	2,063,451
Warehouse interest expense	2,766,444	707,436
Other closing expenses	507,319	311,473
Reserve for loans to be repurchased	524,822	100,000
Total cost of sales	8,696,981	3,182,360

Gross profit	10,457,229	4,222,875

Operating expenses
Salaries and wages	3,529,421	1,425,335
Occupancy	244,910	81,286
General and administrative	1,757,568	981,480
Total expenses	5,531,900	2,488,101

Income from operations	4,925,329	1,734,774

Other income
Other income	18,659	16,673
Income from REO	-	78,280
Total other income	18,659	94,953

Income before tax	4,943,988	1,829,727

Provision for income tax	1,973,226	781,600

Net income	$2,970,762	$1,048,127

Loan income
Total revenue. Total revenue increased 158.7% to $19.2 million for the three months ended March 31, 2005 from $7.4 million for the three months ended March 31, 2004. This increase was due to increases in income from sales of loans to $15.7 million and mortgage interest income of $3.4 million for the three months ended March 31, 2005 compared to $6.2 million and $1.0 million, respectively, for the same period in 2004.

Income from sales of mortgage loans. Income from sales of loans for the three months ended March 31, 2005 increased 153.0% to $15.7 million from $6.2 million for the same period in 2004 due to higher volume of whole loan sales. Total whole loan sales increased 198.2% to $339.4 million for the three months ended March 31, 2005 compared to $113.8 million for the same period in 2004. This increase was due to increased loan originations during the three months ended March 31, 2005 compared to the same period in 2004. However, the weighted average premium for whole loan sales for the three months ended March 31, 2005 was 3.22% compared to 3.50% for comparable period in 2004.

The slightly lower weighted average premium we received from sales of loans in the three months ended March 31, 2005 reflects the rise of short term interest rates and the narrowing of the spread between short and long term rates.

Interest income on loans held for sale. Mortgage interest income increased 225.9% to $3.4 million for the three months ended March 31, 2005 from $1.0 million for the comparable period in 2004. The increase in interest income was due to an increase in the volume of loans originated in 2005 compared to 2004 as well as higher coupon rates.

Commission fee income. To a lesser extent, we earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income for three months ended March 31, 2005 was $60,000 compared to 85,000 in 2004.

Escrow fee income. We discontinued our escrow division in 2004. Income from escrow and other fees for the three months ended March 31, 2004 was $75,000. There was no comparable income for the same period in 2005

Cost of loan origination and sale of mortgage

Commission Expense. Commission expense for mortgage loans sold during three months ended March 31, 2005 increased 137.4% to $4.9 million from $2.1 million in the three months ended March 31, 2004. This increase was due to an increased volume of loan originations. Commission expense, which is primarily a pricing rebate paid by the company and origination fee deducted from borrower’s fund at origination, are recognized at the time of sale to correspond with the recognition of income for the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale on our balance sheet. As of March 31, 2005, we paid $1.1 million in commissions for loans held for sale.

Warehouse interest expense. Warehouse interest expense represents the interest incurred on all financing associated with use of our warehouse credit facilities during the time our loans are on the line prior to their sale. Interest expense increased 291.1% to $2.8 million for the three months ended March 31, 2005 from $707,400 for the same period in 2004. The increase in interest expense was due to the increase in our volume of borrowing and higher interest rates. Our daily average warehouse borrowing increased 146.0% from $48.0 million in 2004 to $118.1 million in 2005. The weighted average number of days we held loans before sale was 61 and 39 days respectively for the three months ended March 31, 2005 and 2004. The interest rate for our warehouse financing as of March 31, 2005 was a variable rate equal to 1 month LIBOR plus a margin ranging between 1.50% and 4.00%.

Reserve for impairment of mortgage loans. As of March 31, 2005, we had requests to repurchase loans due to early payment defaults in an aggregate amount of $7,311,598 compared to $856,500 for March 31, 2004. At March 31, 2005 we had a $775,600 reserve for impairment of mortgage loans to be repurchased in addition to $127,500 for impairment of mortgage loans held for sale compared to a total of $100,000 in the comparable period in 2004. The increase in the reserve is the result of higher repurchase demands, which resulted from the significant increase in overall loan origination since March 31, 2004

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 62.9% to $507,300 for the three months ended March 31, 2005 from $311,500 for the comparable period in 2004. This increase reflects the additional cost related to increased volume of loan origination offset by improved pricing for services used in loan origination.

Operating expenses

Total operating expenses. Total operating expenses increased 121.9% to $5.5 million for the three months ended March 31, 2005 compared to $2.5 million for the three months ended March 31, 2004. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

Salaries and wages. Salaries and wages increased 147.6% to $3.5 million for the three months ended March 31, 2005 from $1.4 million for the three months ended March 31, 2004. The increase was due to growth in the number of our employees, as well as higher commission and bonus expenses related to loan production. The total number of employees at March 31, 2005 was 352 including 103 commission based employees in our retail and wholesale divisions compared to 124 total employees at March 31, 2004.

Occupancy. Occupancy expense increased 201.3% to $244,900 for the three months ended March 31, 2005 from $81,300 for the three months ended March 31, 2004. The increase resulted from increase in office space due to expansion and a larger number of employees.

General and administrative. General and administrative expenses increased 77.9% to $1.7 million for the three months ended March 31, 2005 from $981,500 for the three months ended March 31, 2004. This increase was due to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

Loss from real estate owned. While we sell all of our loans for a cash price with servicing rights released, under terms of our agreements with various purchasers, we make certain representations and warranties to the purchaser, which we are obligated to satisfy or correct even after completion of the sale transaction. For example we agree to repurchase loans where borrowers default on their payments within 90 days from date of transfer of servicing.

At March 31, 2005 we had two properties that were classified as REO with an aggregate balance of $704,821 compared to $448,444 at March 31, 2004. A provision for loss in the amount of $50,000 was made for one of the properties held as REO at March 31, 2005. No provision was made at March 31, 2004.

At March 31, 2005, there were 42 loans with an aggregate value of $7.3 million, which we have been requested to repurchase as a result of early payment defaults, breaches in the term of agreements, or violation of mortgage banker’s requirements. We have made a provision for losses on these amounts of $775,600 at March 31, 2005.

Provision for income tax. Provision for income tax increased to $2.0 million for the three months ended March 31, 2005 from $781,600 for three months ended March 31, 2004. This increase was a result of the increase in our income before taxes to $4.9 million for the three months ended March 31, 2005 from $1.8 million for the three months ended March 31, 2004.

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

As of March 31, 2005, we had three warehouse credit facilities to finance our loan originations. After funding the loans, we sell our mortgage loans within one to three months of origination and pay off the warehouse credit facilities with the proceeds. All of these warehouse facilities were structured as repurchase agreements, where the warehouse will provide the funds for origination of loans and will hold the collateral until we repurchase the loans to sell them to the investors. Under terms of such agreements, the investor would send the purchase proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

One warehouse credit facility with a financial institution in the amount of $80 million is structured as a repurchase agreement and accrues interest at a rate based upon 1 month LIBOR (2.87% as of March 31, 2005) plus 2.25%. This facility extends 100% credit for loans that are committed for sale to an affiliate of the financial institution up to an additional $50 million. As of March 31, 2005 we had an outstanding balance of $67.9 million on this facility, which included loans we had committed to sell to the lender’s affiliated entity.

Our second warehouse facility is structured as a repurchase agreement and allows funding up to $30 million. This facility contains a sub-limit for various categories of loans such as “wet” funding (loans for which the collateral custodian has not yet received the related loan documents) or Alt-A loans and it has a one year term. This facility has a cost of borrowing equal to the 1 month LIBOR rate plus a spread equal to 2.25% for all loans except 2nd TD and sub-prime loans which have a spread of 2.75%. As of March 31, 2005 we had an outstanding balance of $13.3 million on this line. On April 7, 2005 the agreement with this institution was amended to increase the facility to $75 million and improve the cost of borrowing to 1 month LIBOR plus 1.5% and up to 2.25% for certain category of loans funded through this facility.

Our third warehouse credit facility is structured as a secured credit agreement and will expire on May 1, 2005. This facility is in the amount $10 million. The cost of borrowing under this agreement is equal to 1 month LIBOR plus a spread between 2.25% and 3.75% based on type of loan and period of time for which the loan is held on the line. This facility has sub-limits for various type of loans and contains certain financial covenants. As of March 31, 2005 we had an outstanding balance of $3.3 on this facility.

In July 2004 we entered into an Early Purchase Agreement with the same financial institution where certain qualifying loans are acquired by the institution immediately upon origination. Under terms of this purchase agreement we retain the right to service the notes. As a condition of acquisition of loans by the financial institution, we shall assign to the financial institution any commitment by a Takeout investor who would purchase the notes with servicing rights released at later dates. The price that loans under this agreement are acquired by the financial institution will be 98% of a Takeout Investor’s price, but not to exceed the original note amount. Loans origination under provisions of this facility are recognized as sales of loan and are not reflected on our balance sheet. Upon receipt of funds from a Takeout investor, the financial institution shall release its interest in the loan and transfer excess funds pertaining to the servicing right to us. Loans for which a commitment from a Takeout investor is not obtained within 90 days by us are placed in the regular warehouse credit facility. This Early Purchase facility has a maximum purchase concentration of $150 million at any time. Upon purchase of loans by a Takeout investor the unused facility up to maximum concentration may be re-used by us to originate new loans. This Early Purchase agreement meets all criteria listed under FAS140 for the purpose of defining “transfer of financial assets”. As of March 31, 2005 we had utilized $135,655,023 of the concentration limit. Management believes that the value of the servicing right for loans originated through this facility prior to their sale to Takeout investors were not material to the financial statements as of March 31, 2005 and no asset has been recognized. The maximum concentration allowed under this facility has subsequently been increased to $250.0 million in May 2005.

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of March 31, 2005 we have been in compliance with covenants of our warehouse agreements.

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

Newly Issued Accounting Pronouncements
In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.

Risk Factors

In addition to the other information in this quarterly report on Form 10-Q, the following factors should be considered in evaluating us and our business.

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

Also, our cost of financing a delinquent or defaulted mortgage loan is generally higher than for a performing mortgage loan. We bear the risk of delinquency and default on mortgage loans beginning when we originate them and continuing even after we sell loans. We also reacquire the risks of delinquency and default for mortgage loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent on the loan for the first 90 days after transfer date, or in any sale (or securitization if we engage in securitizations in the future) if the loan materially violates our representations or warranties. At March 31, 2005, there was certain loans with an aggregate amount of $7,311,598 to be repurchased, and a $775,600 provision for losses has been taken by management in this regard. The management believes there is sufficient equity and mortgage insurance coverage for offsetting most of the shortcomings from any forced sales of these properties.

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

Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business

Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the quarter ended March 31, 2005, and 2004, approximately 62.5%, and 91.4% respectively, of the loans we originated were collaterized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

As of March 31, 2005, we financed substantially all of our existing loans through three separate warehouse credit facilities. One of our existing facilities is cancelable by the lender for cause at anytime and has a renewable one-year term. Our two other warehouse lines have expiration dates of April 7, 2006 and May 1, 2006, respectively. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

For the three months ended March 31, 2005, we had a positive operating cash flow of $30.7 million. This was primarily due to an increase of $31.4 million in net mortgage loans held for sale, which resulted from the use of $173.0 million (after adjusting for origination under Early Purchase facility) of cash for new loan originations offset by cash proceeds from the sale of loans of $206.4 million (after allowance for transactions under Early Purchase facility). For the three months ended March 31, 2004 we had a negative cash flow of $30.6 million. This was primarily due to a decrease of $30.8 million in net mortgage loans held for sale which resulted from the use of $145.5 million cash for new loan orgination offset by cash proceeds from the sales of loans of $113.6 million. The timing of our mortgage loan dispositions, which are periodic, is not always matched to the timing of our expenses, which are continuous. This requires us to maintain significant levels of cash to maintain acceptable levels of liquidity. Any decrease in demand in the whole mortgage loan market such that we are unable to timely and profitably sell our mortgage loans would inhibit our ability to meet our liquidity demands.

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

If we do not manage our growth effectively, our financial performance could be harmed
In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of March 31, 2005, we had 249 full time employees in addition to 103 commission-based employees. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease

A significant majority of our originations of mortgage loans comes from independent brokers. For the quarter ended March 31, 2005, 457 brokers from a list of 2,200 approved brokers submitted loans to us; no broker represented more than 5% of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of mortgage loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Statutory and Regulatory Risks ” below for a discussion of statutes related to prepayment penalties.

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

We are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002

While we believe that we currently have adequate internal control procedures in place, we are evaluating our internal control systems in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. During this process, we will identify what might be deemed to be potential control deficiencies and will establish a process to investigate and, as appropriate, remediate such matters before the required deadline. While we do not believe that any of these issues constitute a material weakness, this is the first year of implementation of Section 404 and the compliance standards are not fully known. We like all other public companies are incurring additional expenses and management’s time in an effort to comply with Section 404. Although we have made this project a top priority for our company we cannot provide any assurances that all potential control deficiencies will be remediated before the mandated deadline or that we will receive an unqualified opinion from our external auditors regarding our internal controls over financial reporting.

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

Local anti-predatory lending ordinances were passed in the cities of Oakland and Los Angeles California in 2001 and 2002, respectively. Each of these ordinances imposes additional and limitations and requirements that go significantly beyond those imposed under HOEPA and California’s anti-predatory lending statutes. The American Financial Services Association (“AFSA”) brought an action against the City of Oakland, alleging that the Oakland ordinance is preempted by California’s law. Both the trial court and the appellate court held in favor of the City of Oakland. The matter was appealed to the California Supreme Court, which heard arguments on November 4, 2004 and reversed the lower court’s decision. To our knowledge and belief the City of Los Angeles has not yet issued regulations implementing its ordinance, which regulations are necessary before the ordinance becomes effective. However, many other jurisdictions have indicated their intent to enact similar ordinances. It is possible that these ordinances might impair our ability or willingness to make loans in those jurisdictions, which in turn might result in a significant reduction in the value or volume of loans we make in those jurisdictions.

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

             Prepayment Fee Provisions Under State Anti-Predatory Lending Laws (i) Prohibiting or Restricting such Fees or (ii) Including such Fees in the Points and Fees Test

             Over the past few years, states have begun to adopt anti-predatory lending laws. These anti-predatory lending laws typically address prepayment fees in one of two ways: (i) in definitions of loans covered by the law; or (ii) in the prohibited terms and practices for such loans. With respect to defining the loans covered by the law, several laws include prepayment fees in the calculation of “points and fees” for purposes of determining whether a loan is covered by the anti-predatory loan provisions. For example, in New Jersey, lenders must include in the calculation: (i) the maximum amount of prepayment fees and penalties that may be charged or collected under the terms of the loan documents; and (ii) all prepayment fees or penalties that are incurred by the borrower if the loan refinances a previous loan made or currently held by the same creditor or an affiliate of the creditor. With respect to regulated practices, some predatory lending laws prohibit or severely restrict a lender’s ability to contract for a prepayment fee on loans covered by the law. For example, in Georgia, for any loan that constitutes a “high cost home loan,” a lender may not include a prepayment fee after two years or that exceed in the aggregate: (i) in the first 12 months of the loan, more than 2% of the loan amount prepaid; or (ii) in the second 12 months of the loan, more than 1% of the loan amount prepaid.

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

Control by officer, director and majority stockholder

We are controlled by Raymond Eshaghian, who beneficially owns 62.0% of our outstanding common stock as of March 31, 2005. Mr. Eshaghian serves as our Chief Executive Officer and a member of our Board of Directors. As a result, Mr. Eshaghian is able to (i) elect a majority of our Board of Directors, (ii) approve the sale of our assets, mergers and other business combination transactions and (iii) direct and control our operations, policies, and business decisions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

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

Interest Rate Simulation Sensitivity Analysis
Changes in market interest rates affect our gain (loss) from sales of mortgage loans held for sale and the fair value of our mortgage-related securities and related derivatives when we engage in such securitization strategy. As of March 31, 2005 we held $87.8 million in loans which had not been committed for sale at the time. Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

The following table summarizes impact of — 100 basis points (bps), -50 bps, 50 bps and 100 bps change in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from uncommitted loans.

Change in Interest Rate (bps)	-100	-50	0	50	100

Change in Revenue from sale of Uncommitted Loans ($ 000s)	2,195	1,097.5	0	1,097.5	2,195

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (as defined in Rules 13a - 15(e) or 15d - 15 (c) of the Securities Exchange Act of 1934 as amended (the "Exchange Act")) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b) Changes in internal controls

During the quarter ended March 31, 2005, there were no changes to the Company’s internal control or financial reporting that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

However, as a subsequent event in April 2005, the Company provided a loan for purchase of a multi-unit residential property to its primary shareholder.  Upon review and advice of the Company’s outside counsel, it was determined that this loan potentially constituted a control deficiency as defined by Auditing Standard No. 2 of the Public Company Accounting Oversight Board as defined under SOX, the loan was immediately recalled, and funds were returned to the Company.

As a result, the Company shall not engage in lending to insiders or major shareholders (holding 3% and over) in scenarios that do not fall within the Company’s normal course of business. The Company’s normal course of business is defined as lending activities on 1-4 unit residential properties. Thus, it will be the Company’s policy to refrain from extending any funds or loans of any type to insiders and 3% over shareholders, which loans include but are not limited to any types of personal loans, loans on residential units with more than 4 units, and loans on commercial properties which fall outside of the Company’s product offerings.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

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

Date: May 23, 2005