Form 10-Q
period 2005-06-30
TMSF HOLDINGS INC
filed 2005-08-22
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares of Common Stock outstanding as of  August 22, 2005: 15,000,000

		Pa	ge
		Nu	mber
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2005 (unaudited)
	and December 31, 2004		1

	Consolidated Statements of Operations for the six months
	ended June 30, 2005 (unaudited) and 2004 (unaudited)		2

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2005 (unaudited) and 2004 (unaudited)		3

	Notes to the Consolidated Financial Statements (unaudited)		4

Item 2	Management Discussion and Analysis of Financial Condition
	and Results of Operations		12

Item 3	Controls and Procedures		42

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		43

Item 3	Defaults Upon Senior Securities		43

Item 4	Submission of Matters to a Vote of Securities Holders		43

Item 5	Other Information		43

Item 6	Exhibits		43

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2005 (unaudited) and December 31, 2004

ASSETS
	June 30,	December 31,
	2005	2004
	(unaudited)
Current assets
Cash and cash equivalents	$ 8,320,710	$ 8,565,215
Mortgage loans held for sale
(net of loss reserves of $47,000 & $43,690 respectively)	70,694,811	121,115,941
Mortgage loans to be repurchased
(net of loss reserves of $393,650 & $475,238 respectively)	3,467,190	3,843,045
Prepaid expenses	293,752	84,227
Warehouse receivables	8,297,145	3,126,439
Other receivables and employee advances	91,639	128,855

Total current assets	91,165,247	136,863,722

Restricted cash	478,770	1,356,170
Real estate owned (net of loss reserves of $0 & $0, respectively)	607,195	-
Property and equipment, (net of accumulated depreciation of
$516,282 & $342,704, respectively)	1,070,488	667,269
Deposits and other assets	30,390	28,574
Deferred tax asset	439,701	439,701

Total assets	$93,791,788	$139,355,436

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Warehouse lines of credit	$ 65,134,585	$ 115,554,147
Obligation to repurchase mortgage loans	3,860,840	4,318,283
Accounts and other payables	4,434,066	4,464,956
Accrued expenses	636,087	346,770
Accrued income taxes	(677,481)	259,063

Total current liabilities	$73,388,097	$124,943,219

Long Term Liabilities
Deferred tax liability	102,709	102,709

Total Liabilities	73,490,806	125,045,928

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value
10,000,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
100,000,000 shares authorized
15,000,000 shares
issued and outstanding	15,000	15,000
Additional paid-in capital	3,078,682	3,078,682
Retained earnings	17,207,300	11,215,826

Total shareholders' equity	20,300,982	14,309,508

Total liabilities and shareholders' equity	$ 93,791,788	$ 139,355,436

        The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
For the Three Months and Six Months Ended June 30, 2005 (unaudited) and 2004 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income
Income from sale of mortgage loans	$18,061,277	$8,770,643	$33,735,158	$14,966,725
Mortgage interest income	3,869,581	1,898,696	7,290,260	2,948,346
Escrow service income	-	9,946	-	84,617
Commission fee income	198,043	284,676	257,692	369,509

Total loan income	22,128,901	10,963,961	41,283,109	18,369,197

Costs of loan origination and sale of
mortgages

Appraisals	475,470	158,335	785,782	317,633
Commissions	6,760,775	2,916,464	11,659,171	4,979,916
Credit reports	35,382	24,832	78,844	54,018
Other costs	30,907	148,211	92,072	224,580
Reserve for impairment of EFL, REO and
loans to be repurchased	(339,950)	352,093	184,872	452,093
Warehouse fees	97,838	46,860	190,217	93,480
Warehouse Interest expense	3,534,915	797,261	6,301,359	1,504,696

Total costs of loan origination
and sale of mortgages	10,595,337	4,444,056	19,292,317	7,626,416

Gross profit	11,533,564	6,519,905	21,990,793	10,742,781

Operating expenses	6,501,093	3,188,090	12,032,993	5,676,191

Income from operations	5,032,472	3,331,815	9,957,800	5,066,590

Other income
Interest income	39,074	3,503	57,733	5,176
Other income	-	-	-	93,280
Income (loss) on disposal or property
and equipment	(39,340)	-	(39,340)	-

Total other income	(266)	3,503	18,393	98,456

Income before provision
for income taxes	5,032,206	3,335,318	9,976,192	5,165,046

Provision for income taxes	2,011,491	1,124,000	3,984,717	1,905,600

Net income	$3,020,715	$2,211,318	$5,991,475	$3,259,446

Basic earnings per share	$0.20	$0.15	$0.40	$0.22

Diluted earnings per share	$0.19	$0.15	$0.37	$0.22

Basic weighted-average common
shares outstanding	15,000,000	15,000,000	15,000,000	15,000,000

Diluted weighted-average
common shares outstanding	16,106,439	15,000,000	16,129,638	15,000,000

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 (unaudited) and 2004 (unaudited)

	For the six months ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 5,991,475	$ 3,259,445
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	173,578	52,353
Provision for losses from EFL and loans
to be repurchased	(78,278)	452,093
Bad debt expense	-	16,500
(Increase) decrease in
Mortgage loans held for sale (net)	50,417,820	(60,963,523)
Mortgage loans to be repurchased	457,443	(4,277,817)
Prepaid Expenses	(209,524)	(95,222)
Other receivables & employee advances	37,216	(625,127)
Warehouse receivables	(5,170,707)	-
Deposits and other assets	(1,816)	117,879
Increase (decrease) in
Accounts and other payables	(30,891)	2,211,935
Obligation to repurchase mortgage loans	(457,443)	4,265,724
Escrow funds payable	-	21,691
Accrued Expenses	289,317	121,198
Income tax payable	(936,544)	(1,481,342)
Deferred tax liability - current	-	245,600

Net cash provided by (used in) operating activities	50,481,647	(56,678,613)

Cash flows from investing activities
Restricted cash	877,400	(706,866)
Proceeds from sale of real estate owned	(607,192)	244,329
Purchase of property and equipment	(576,797)	(67,172)

Net cash provided by (used in) investing activities	(306,589)	(529,709)

Cash flows from financing activities
Warehouse lines of credit	(50,419,562)	60,130,299

Net cash provided by (used in) financing activities	(50,419,562)	60,130,299

Net increase (decrease) in cash and cash equivalents	(244,505)	2,921,977

Cash and cash equivalents, beginning of period	8,565,215	2,843,172

Cash and cash equivalents, end of period	$ 8,320,710	$ 5,765,149

Supplemental disclosures of cash flow information

Interest paid	$ 11,301	$ 531,402

Income taxes paid	$4,885,000	$1,716,600

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (unaudited)

NOTE 1 — ORGANIZATION AND LINE OF BUSINESS

             General

The Mortgage Store Financial, Inc. was incorporated on August 25, 1992. The Company (as defined in Note 2) is licensed by the California Department of Corporations and respective agencies in 33 other states. It is principally engaged in the origination and purchase of residential mortgage loans. Generally, such loans are subsequently sold to financial institutions or to other entities that sell such loans to investors as a part of secured investment packages. The Company has obtained approval from the Department of Housing and Urban Development to act as a supervised mortgagee.

In August 2003, the Company formed a new subsidiary, CPV Limited, Inc. The sole purpose of this subsidiary is to hold real estate properties repossessed by the Company.

            Share Exchange, Redemption of Stock, and Consulting Agreement

On July 15, 2005, the Company and its shareholders reached a resolution to reduce the number of authorized preferred stock and common stock. Under the resolution, the shareholders agreed to reduce the number of authorized preferred stock from 10 million authorized shares to 100 thousand shares. In addition, the shareholders agreed to reduce the number of authorized common stock from 100 million authorized shares to 30 million auhtorized shares.

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

            Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the six months ended June 30, 2005 and 2004 were $31,008 and $34,072 , respectively.

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

             As of the three months and six months ended June 30, 2005 and 2004 the Company had potential common stock as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005 unaudited	2004 unaudited	2005 unaudited	2004 unaudited
Weighted average number of common shares outstanding used in computation of basic EPS	15,000,000	15,000,000	15,000,000	15,000,000

Dilutive effect of outstanding stock options	1,106,439	0	1,129,638	0

Weighted average number of common and potential shares outstanding used in computation of diluted EPS	16,106,439	15,000,000	16,129,638	15,000,000

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earning per share would be reduced to the pro forma amounts indicated below for the three months and six months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$3,020,715	$2,211,318	$5,991,475	$3,259,446
Add stock based
employee
compensation
expense included in
net income, net of tax	--	--	--	--
Deduct total stock
based employee
compensation
expense determined
under fair value
method for all awards,
net of tax	26,343	133,059	39,702	146,419

Pro forma	$2,994,372	$2,078,259	$5,951,773	$3,113,027

Earnings per common share
Basic - as reported	$ 0.20	$ 0.15	$ 0.40	$ 0.22
Basic - pro forma	$ 0.20	$ 0.14	$ 0.40	$ 0.21
Diluted - as reported	$ 0.19	$ 0.15	$ 0.37	$ 0.22
Diluted - pro forma	$ 0.19	$ 0.14	$ 0.37	$ 0.21

            Reclassifications

Certain amounts included in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications did not have any effect on reported net income.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Concentration of Credit Risk

At June 30, 2005 and December 31, 2004, the Company maintained cash balances with banks totaling $10,535,809 and $ 11,141,680 respectively, in excess of federally insured amounts of $100,000 per bank.

            Major Customers

During the six months ended June 30, 2005 the Company sold 74%, 7% and 6% of its mortgage loans to three institutional investors .

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

In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. As a result, SFAS No. 123(R) must be adopted by the Company by the first quarter of 2006.

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a reserve for funding in excess of warehouse’s advance limit. The Company does not have direct access to these funds. Such cash balances at June 30, 2005 and December 31, 2004 aggregated to $478,770 and $ 1,356,170 , respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

          Property and equipment as of June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005 (unaudited)	December 31, 2004
Furniture and fixtures	$216,842	$130,323
Office equipment	354,086	154,674
Computer equipment	959,366	668,500
Leasehold improvements	56,476	56,476

	1,586,770	1,009,973
Less accumulated depreciation and amortization	516,282	342,704

Total	$1,070,488	$667,269

Depreciation and amortization expense was $ 173,578 and $ 64,874 for the six months ended June 30, 2005 and 2004, respectively.

NOTE 5 - WAREHOUSE LINES OF CREDIT

The Company maintains a warehouse line of credit with a financial institution, which is subject to renewal on an annual basis. During the three months ended June 30, 2005 the warehouse agreement was amended, which reduced the maximum allowable advances from $80,000,000 to $10,000,000. The mortgage loans generated from such advances are pledged as collateral and interest expense on outstanding advances accrue at 1 month LIBOR (3.34% at June 30, 2005), plus 2.4% per annum. This facility expires on December 31, 2005 and is renewed automatically.

Advances are due upon the earlier of the sale of the mortgage loans that are pledged as collateral or a specified period of time from the date on which the advance was received. The warehouse line of credit is guaranteed by the shareholder and contains a financial covenant concerning a minimum net worth of $8,744,904. At June 30, 2005, Management believes the Company was in compliance with such covenant.

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender in excess of a specified percentage of the loan amount agreed upon by the warehouse lenders. At June 30, 2005 and December 31, 2004, the pledged amounts aggregated to $ 324,725 and $ 877,388, respectively.

In February 2004, the Company secured a second warehouse line of credit with a financial institution. The credit facility is structured as a repurchase agreement where the financial Institution may, at its sole discretion, purchase mortgage loans from the Company. However, in April 2005, the Company renegotiated its second warehouse line of credit. The maximum purchase amount on this credit line was increased from $30,000,000 to $75,000,000 and interest accrues at LIBOR plus a pricing spread between 1.5% and 2.25% per annum, which is dependent on the specific investor type and the mortgage loan category. This facility has a one year term and is renewable with the consent of both parties.

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender. The Company shall ensure that at all times the balance in the cash account is no less than greater of (a) $100,000 and (b) the aggregate of all cash account allocated amounts for all purchased mortgage loans. At June 30, 2005, the pledged amounts aggregated to $ 154,045.

In March 2004, the Company secured a third warehouse line of credit with a financial institution. The maximum purchase amount on this credit line is $10,000,000. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest equal to 1 month LIBOR plus a margin between 2.25% and 3.25% per annum, dependent on the type of loan funded. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of June 30, 2005.

In July 2004 The Company entered into an Early Purchase Agreement with the same financial institution where certain qualifying loans are acquired by the institution immediately upon origination. Under terms of this purchase agreement the Company retains the right to service the notes. As a condition of acquisition of loans by the financial institution, the Company assigns to the financial institution any commitment by a takeout investor who would purchase the notes with servicing rights released at later dates. The price that loans under this agreement are acquired by the financial institution will be 98% of the takeout investor's price, but not to exceed the original note amount. Loan originations under provisions of this facility are recognized as sales of loan and are not reflected on the Company's balance sheet. Upon receipt of funds from takeout investors the financial institution shall release its interest in the loan and transfer excess funds pertaining to the servicing right to the Company. Loans for which a commitment from takeout investor is not obtained within 90 days by the Company are placed in the regular warehouse credit facility.

As of the quarter ended March 31, 2005, this Early Purchase facility had a maximum purchase concentration of $150 million at any time. However, during May 2005, this Early Purchase Facility was increased to a maximum purchase concentration of $250 million at any time. Upon purchase of loans by a takeout investor the unused facility up to maximum concentration may be re-used by the Company to originate new loans. This Early Purchase agreement meets all criteria listed under FAS140 for the purpose of defining "transfer of financial assets". As of June 30, 2005, $232,773,296 of the concentration limit was utilized. The management believes that for loans originated through this facility, the value of servicing rights for the short period prior to their sale to takeout investors were not material to the financial statements as of June 30, 2005 and no corresponding asset has been recorded. In addition, this Early Purchase Facility has certain financial and non-financial covenants, of which the Company must maintain a minimum tangible net-worth of $12 million. At June 30, 2005, Management believes the Company was in compliance with such covenants. In August 2005, through mutual agreement, The Company’s early purchase facility was increased from $250,000,000 to a maximum concentration amount of $400,000,000, and the fixed credit facility of $10,000,000 was reduced to $4,000,000.

The aggregate outstanding balance of the warehouse lines of credit as of June 30, 2005 and December 31, 2004 was $65,134,585 and $ 115,554,147, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

            Mortgage Loan Purchase Agreements

The Company maintains mortgage loan purchase agreements with various mortgage bankers. The Company is obligated to perform certain procedures in accordance with these agreements. The agreements provide for conditions, whereby the Company may be required to repurchase mortgage loans for various reasons, among which are either: (a) a mortgage loan is originated in violation of the mortgage banker's requirements, (b) the Company breaches any term of the agreements, and (c) an early payment default occurs from a mortgage originated by the Company.

During the six months ended June 30, 2005, the Company had classified as real estate owned two loans that were repurchased and foreclosed with an aggregate balance of $ 688,013. One of these properties was sold in June for $80,821. As of June 30, 2005 only one property with a book value of $607,192 was recorded as real estate owned. This property was subsequently sold in July for $655,997.

As of June 30, 2005, the Company was obligated to repurchase loans with an aggregate balance of $3,860,840. The Company recorded a reserve of $393,650 on the loans to be repurchased for the estimated impairment in market value.

As of June 30, 2005 we were notified by the purchaser that 11 loans with an aggregate value of $1,957,732 allegedly had deficiencies in documentation and/or underwriting procedures. We may have to repurchase these loans if we are unable to cure the alleged deficiencies. As of June 30, 2005 these loans have not been recorded on the balance sheet, and no loss reserve has been taken on these loans.

            LA Business Tax

The Company was informed in January 2004 that the City of Los Angeles had assessed an additional $136,550 in business tax for the years 2001 through 2003. The Company is contesting this assessment on the grounds that the City of Los Angeles assessment is 1) based on the Company's entire revenue including fees collected by the Company on behalf of third parties, such as commissions and escrow impounds; and 2) based on the Company's nationwide revenue and not only revenue generated from transactions that occurred from transactions within the City of Los Angeles.

The Company has retained legal counsel as consultants and an administrative hearing was held on May 11, 2004. Subsequently in August 2004 the Company provided additional information to examiners with regards to items in dispute. In April 2005 the City performed a review audit and requested further information. At this time management is unable to determine the outcome of the administrative review and no provision has been made in the consolidated balance sheet. In addition, the Company anticipates to appeal any unfavorable outcome, should one be concluded by the City's initial review.

NOTE 7 - INCOME TAXES

The following table presents the current tax provision for federal and state income taxes for the six months ended June 30, 2005 and 2004, the effective tax rate is 39.94%:

	2005 (unaudited)	2004 (unaudited)
Current
Federal	$3,100,434	$1,299,900
State	884,283	360,100
	3,984,717	1,660,000
Deferred
Federal	-	177,600
State	-	68,000
	-	245,600

Total Provision for income taxes	$3,984,717	$1,905,600

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the six months ended June 30, 2005 and 2004:

	2005 (unaudited)	2004 (unaudited)

Federal tax on pretax income at statutory rates	$3,391,905	$1,756,100
State tax, net of federal benefit	583,627	301,800
Other	9,185	2,700

Total	$3,984,717	$2,060,600

NOTE 8 – STOCK OPTIONS

On April 15, 2005, the Board of Directors of the Company resolved to grant to certain employees of The Mortgage Store Financial, Inc., a total of 340,500 options to purchase shares of the Company’s stock at an exercise price range of $2.00 — $2.35 per share, vested over a period of five years, commencing in April 2005 and expiring in 2015. The options are granted pursuant to the Company’s 2003 Employee Stock Option Plan and are subject to the vesting provisions provided for in the Plan. The fair value of the options were estimated at $682,654 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 4.26% to 4.28%, expected volatility of 120%, and a dividend yield of 0%.

NOTE 9 — RELATED PARTY TRANSACTIONS

            Consulting Expenses

During the three months and six months ended June 30, 2005 and 2004, the Company paid $112,500, $307,000, $95,000 and $150,000, respectively, for consulting expenses to companies owned by shareholders. The Company also paid $90,000, $180,000, $63,000 and $117,500 respectively, for consulting expenses to a relative of a shareholder during the three months and six months ended June 30, 2005 and 2004. Furthermore, during the three months and six months ended June 30, 2005 and 2004, the Company paid consulting expenses of $10,000, $20,000, $10,000 and $20,000 respectively, to a director.

            Rent and Lease Expenses

The Company leases its office facilities from a shareholder, which lease expires in November 2005. Rent paid to the shareholder for the six months ended June 30, 2005 and 2004 amounted to $425,049 and $136,977 respectively. In addition, the Company pays for certain vehicle operating expenses on behalf of certain officers. Lease payments made for these officers for the six months ended June 30, 2005 and 2004 were $54,783 and $15,041 respectively.

            Commercial Loan

In the regular course of business, the Company sometimes provides mortgage loan financing to its officers and related parties at prevailing market terms. During the six months ended June 30, 2005, a commercial loan for a real estate purchase, provided by the Company was transacted on behalf of a 5% shareholder, in the amount of $500,000 (secured by real property, and a personal guarantee). This note was subsequently sold, similar to the standard fashion in which any other commercial loan would be treated.

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

NOTE 10 – SUBSEQUENT EVENTS

In August 2005, the Company entered into an agreement with a software provider to purchase mortgage industry specific operating software for loan origination and automatic underwriting systems. Total cost of licensing, implementation and customization are valued at approximately $600,000.

            Share Exchange, Redemption of Stock, and Consulting Agreement

On July 15, 2005, the Company and its shareholders reached a resolution to reduce the number of authorized preferred stock and common stock. Under the resolution, the shareholders agreed to reduce the number of authorized preferred stock from 10 million authorized shares to 100 thousand shares. In addition, the shareholders agreed to reduce the number of authorized common stock from 100 million authorized shares to 30 million auhtorized shares.

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

Revenue Model

Our operations generate revenues in three ways:

  Income from sales of loans. We generate income from selling the loans we originate for a premium to the cost to originate. This accounts for a substantial percentage of our revenues.
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

Net Income. For the three months and six months ended June 30, 2005 we had income before provision for income tax of $5,032,206 and $9,976,192 respectively. The net income available to common shareholders after provision for income tax during same periods were $3,020,715 and $5,991,475 respectively or $0.20 and $0.40 basic earning per share compared to $0.15 and $0.22 for the comparable periods in 2004.

Loan originations. For the three months ended June 30, 2005 we funded $487.9 million of mortgage loans compared to $221.4 million for 2004. Purchase money mortgages accounted for 67.4% of our originations during the three months ended June 30, 2005 compared to 63.9% for the same period in 2004. Our wholesale channel, which originates loans through independent mortgage brokers, originated $421.7 million in loans during the quarter-ended June 30, 2005 and $182.9 million for the comparable period in 2004.

We continued to expand our geographical reach and increased our originations throughout the country. During the three months ended June 30, 2005 we had loan originations in 37 states with California accounting for 63.7% of our total origination volume, compared to 80.4% in 2004. During the three months ended June 30, 2004 originations from 27 states outside of California accounted for 19.6% of total funding.

Whole loan sales — cash income from sale. For the three months ended June 30, 2005, we sold $409.7 million of loans (excluding loans funded under our Early Purchase facility) compared to $186.6 million during comparable period in 2004. Our revenue from sales of loans was $18.1 million during three months ended June 30, 2005 compared to $8.8 million for the same period in 2004. With the rising interest rates and flattening yield curve we have seen increasing compression in our loan sale premiums. The weighted average premium collected from sales of loans in this period was 3.27% compared to 3.60% in 2004. During the three months ended June 30, 2005 the rebate or yield spread premium paid to the loan originators was 0.78% compared to 0.75% for the same period in 2004.

As of June 30, 2005, we had loan origination financing facilities with four financial institutions for a total funding capacity of $435 million. This included an Early Purchase facility with a maximum concentration amount of $250 million. This facility is approved to increase to $400 million in August 2005. The cost of borrowing on these lines are a variable rate equal to 1 month LIBOR plus a margin between 1.50% and 2.50%. The cost of borrowing on loans that remain on the warehouse more than 90 or 120 days would increase to LIBOR plus a margin between 3.00% and 4.00%.

Accounting for Our Loan Sales

When we sell our mortgage loans in whole loan sale transactions, we dispose of our entire interest in the loans. We recognize revenue at the time of the sale of loans. The revenue consists of pricing premiums from sales less cost of financing the origination of the loans. The lender and retail origination fees are also recognized at the time we sell the loans. Lender fees and origination fees that are payable to third party brokers and which are paid by borrowers on mortgage loans held for sale are deferred as a balance sheet item and are recaptured as revenue in the statements of operations when the related loans are sold.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability and asset as of June 30, 2005 was $102,709 and $439,701, respectively.

Income from Sales of Loans

To date our income from sales of mortgage loans has consisted primarily of cash gain that resulted from whole loan sales. To date, we have sold all of our loans on a servicing released basis. Currently, we do not retain servicing rights. However, in the future we may decide to retain the right to service any of the loans that we have sold, in which case we may also record non-cash revenue related to the value of those servicing rights. Presently we do not recognize non-cash revenue for the servicing right of loans we originate through our Early Purchase facility.

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

Under terms of an Early Purchase agreement, we sell certain qualifying loans to the financial institution immediately upon origination. We retain the servicing right for the loans, which will be sold to a Takeout investor within 90 days. We recognize income from this transaction if the price at which loans are acquired by the institution is higher than the funding amount. We recognize additional income (loss) equal to the difference between Take-out investor's price and the acquisition price by the institution at the time that the institution releases its interest to the Take-out Investor. Although this transaction is treated as a sale and loans are not held on our balance sheet, we may face losses due to changes in the value of servicing rights for such notes.

Provisions for Losses

We may make market valuation adjustments on certain non-performing loans, other loans we hold for sale and real estate owned. These adjustments are based upon our estimate of expected losses and are based upon the value that we could reasonably expect to obtain from a sale. An allowance for losses on loans held for sale, loans sold which we are obligated to repurchase, and real estate owned is recorded in an amount sufficient to maintain adequate coverage for probable losses on such loans and real estate. As of June 30, 2005, the reserve for losses on loans held for sale, loans we had previous sold and which we are obligated to repurchase, and real estate owned was $47,000, $393,650, and $0, respectively. Our estimate of expected losses could increase or decrease if our actual loss experience or repurchase activity is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale. In particular, if actual losses increase or if values reasonably expected to be obtained from a sale decrease, the provision for losses would increase. Any increase in the provision for losses could adversely affect our results of operations.

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

Since the composition of our loan originations has shifted from fixed term loans to short term adjustable rate mortgages which are less sensitive to interest rate risk, a hedging position with securities that match the characteristics of short term ARMs was determined to be not cost effective.

Results of operations for the three months ended June 30, 2005 compared to the same period in 2004

The following table sets forth our results of operations for the three months ended June 30, for the years indicated. Figures are in $ and as percentage of Total Revenue.

	2005		2004
Revenue
Income from sales of loans	18,061,277	81.62%	8,770,643	80.00%
Mortgage interest income	3,869,581	17.49%	1,898,696	17.32%
Origination income	198,043	0.89%	284,676	2.60%
Other income	-	0.00%	9,946	0.09%
Total Revenue	22,128,901	100.00%	10,963,961	100.00%

Cost of sales
Commission expense	6,760,775	30.55%	2,916,464	26.60%
Warehouse interest expense	3,534,915	15.97%	797,261	7.27%
Other closing expenses	639,597	2.89%	378,238	3.45%
Reserve for loans to be repurchased	(339,950)	-1.54%	352,093	3.21%
Total cost of sales	10,595,337	47.88%	4,444,056	40.53%

Gross profit	11,533,564	52.12%	6,519,905	59.47%

Operating expenses
Salaries and wages	5,029,909	22.73%	2,270,041	20.70%
Occupancy	243,276	1.10%	109,891	1.00%
General and administrative	1,227,908	5.55%	808,158	7.37%
Total expenses	6,501,093	29.38%	3,188,090	29.08%

Income from operations	5,032,472	22.74%	3,331,815	30.39%

Other income	39,074	0.18%	3,503	0.03%
Income (loss) from REO	(39,340)	-0.18%	-	0.00%
Total other income	(266)	0.00%	3,503	0.03%

Income before tax	5,032,206	22.74%	3,335,318	30.42%

Provision for (benefit from) income tax	2,011,491	9.09%	1,124,000	10.25%

Net Income	3,020,715	13.65%	2,211,318	20.17%

Loan income

Total revenue. Total revenue increased 101.8% to $22.1 million for the three months ended June 30, 2005 from $11.0 million for the three months ended June 30, 2004. This increase was due to increases in income from sales of loans to $18.1 million and mortgage interest income of $3.9 million for the three months ended June 30, 2005 compared to $8.8 million and $1.9 million, respectively, for the same period in 2004.

Income from sales of mortgage loans. Income from sales of loans for the three months ended June 30, 2005 increased 105.9% to $18.1 million from $8.8 million for the same period in 2004 due to higher volume of whole loan sales. Total whole loan sales increased 118.1% to $408.9 million for the three months ended June 30, 2005 compared to $186.6 million for the same period in 2004. This increase was due to increased loan originations during the three months ended June 30, 2005 compared to the same period in 2004. However, the weighted average premium for whole loan sales for the three months ended June 30, 2005 was 3.27% compared to 3.60% for comparable period in 2004.

The slightly lower weighted average premium we received from sales of loans in the three months ended June 30, 2005 reflects the rise of short term interest rates and the narrowing of the spread between short and long term rates.

Interest income on loans held for sale. Mortgage interest income increased 103.8% to $3.9 million for the three months ended June 30, 2005 from $1.9 million for the comparable period in 2004. The increase in interest income was due to an increase in the volume of loans originated in 2005 compared to 2004 as well as higher coupon rates.

Commission fee income. To a lesser extent, we earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income for three months ended June 30, 2005 was $198,000 compared to 284,700 in 2004.

Escrow fee income. We discontinued our escrow division in 2004. Income from escrow and other fees for the three months ended June 30, 2004 was $10,000. There was no comparable income for the same period in 2005

Cost of loan origination and sale of mortgage

Commission Expense. Commission expense for mortgage loans sold during three months ended June 30, 2005 increased 131.8% to $6.8 million from $2.9 million in the three months ended June 30, 2004. This increase was due to an increased volume of loan originations. Commission expense, which is primarily a pricing rebate paid by the company and an origination fee deducted from the borrower’s fund at origination, is recognized at the time of sale to correspond with the recognition of income for the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale on our balance sheet. As of June 30, 2005, we had paid $807,600 in commissions for loans held for sale. Commission expense for loans originated through our Early Purchase facility is recognized at the time of origination of loans and initial sale of notes. With the increase in the utilization of the Early Purchase facility for our loan originations commission expense as a percentage of revenue for the three months ended June 30, 2005 increased to 30.6% compared to 26.6% for the same period in 2004.

Warehouse interest expense. Warehouse interest expense represents the interest incurred on all financing associated with use of our warehouse credit facilities during the time our loans are on the line prior to their sale. Interest expense increased 343.4% to $3.5 million for the three months ended June 30, 2005 from $797,200 for the same period in 2004. The increase in interest expense was due to the increase in our volume of borrowing and higher interest rates. Our daily average warehouse borrowing during the three months ended June 30, increased 175.6% to $306.0 million in 2005 from $84.4 million in 2004. The weighted average number of days we held loans before sale was 49 and 45 days, respectively, for the three months ended June 30, 2005 and 2004. The interest rate for our warehouse financing as of June 30, 2005 was a variable rate equal to 1 month LIBOR plus a margin ranging between 1.50% and 2.50%. At June 30, 2005 one month LIBOR was 3.340% compared to 1.368% at June 30, 2004.

Reserve for impairment of mortgage loans. As of June 30, 2005, we had requests to repurchase loans due to early payment defaults in an aggregate amount of $3,860,800 compared to $4,318,300 for December 31, 2004. At June 30, 2005 we had reserved $393,650 for impairment of mortgage loans to be repurchased in addition to $47,000 for impairment of mortgage loans held for sale compared to $475,200 and $43,690, respectively, as of December 31, 2004. The decrease in the reserve for impairment of loans to be repurchased is the result of a decrease in the amount of loans that have requests to repurchase.

When possible, we settle outstanding repurchase demands by renegotiating a purchase price at a discount for loans with persistent payment default, without any further obligation . When the discounted price is judged to be lower than the value we could recover from a foreclosure sale of the property we may repurchase the loan at which time they are classified as loans held for sale until foreclosed or otherwise disposed of. During the three month ended June 30, 2005 we reduced loss reserves by $382,000 from previously made reserves and recorded a reduction in revenue for repricing and settlement of some of the loans that we were previously obligated to repurchase. For the three months ended June 30, 2004 we had reserved $270,000 for losses for impairment of loans.

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 69.1% to $639,600 for the three months ended June 30, 2005 from $378,200 for the comparable period in 2004. This increase reflects the additional cost related to increased volume of loan origination offset by improved pricing for services used in loan origination.

Operating expenses

Total operating expenses. Total operating expenses increased 103.9% to $6.5 million for the three months ended June 30, 2005 compared to $3.2 million for the three months ended June 30, 2004. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

Salaries and wages. Salaries and wages increased 121.6% to $5.0 million for the three months ended June 30, 2005 from $2.3 million for the three months ended June 30, 2004. The increase was due to growth in the number of our employees, as well as higher commission and bonus expenses related to loan production. The total number of employees at June 30, 2005 was 412 including 116 commission based employees in our retail and wholesale divisions compared to a total of 194 employees as of June 30, 2004.

Occupancy. Occupancy expense increased 121.4% to $243,300 for the three months ended June 30, 2005 from $109,900 for the three months ended June 30, 2004. The increase resulted from increased office space due to expansion and a larger number of employees.

General and administrative. General and administrative expenses increased 51.9% to $1.2 million for the three months ended June 30, 2005 from $808,200 for the three months ended June 30, 2004. This increase was due to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

Loss from real estate owned. While we sell all of our loans for a cash price with servicing rights released, under terms of our agreements with various purchasers, we make certain representations and warranties to the purchaser which we are obligated to satisfy or correct even after completion of the sale transaction. For example we agree to repurchase loans where borrowers default on their payments within a period up to 90 days from date of transfer of loan.

At June 30, 2005 we had one property that was classified as REO with an aggregate balance of $607,200 compared to $314,669 at June 30, 2004. No provision for losses were recorded on the properties held as REO at March 31, 2005 and 2004, respectively.

At June 30, 2005, there were 16 loans with an aggregate value of $3.8 million which we have been requested to repurchase as a result of early payment defaults, breaches in the term of agreements, or violation of mortgage banker’s requirements. We have made a provision for losses on these amounts of $393,650 at June 30, 2005. In addition, there were 11 loans with an aggregate value of $2.0 million where the buyer had notified us of alleged deficiencies in documentation and/or underwriting procedures. We may have to repurchase these loans if we are unable to cure the alleged deficiencies. As of June 30, 2005 no loss reserve has been made for these loans.

Provision for income tax. Provision for income tax increased to $2.0 million for the three months ended June 30, 2005 from $1.1 million for three months ended June 30, 2004. This increase was a result of the increase in our income before taxes to $5.0 million for the three months ended June 30, 2005 from $3.3 million for the three months ended June 30, 2004.

Results of operations for the six months ended June 30, 2005 compared to the same period in 2004

The following table sets forth our results of operations for the six months ended June 30, for the years indicated

	2005		2004
Revenue
Income from sales of loans	33,735,159	81.72%	14,966,725	81.48%
Mortgage interest income	7,290,260	17.66%	2,948,346	16.05%
Origination income	257,692	0.62%	369,509	2.01%
Other income	-	0.00%	84,617	0.46%
Total Revenue	41,283,109	100.00%	18,369,197	100.00%

Cost of sales
Commission expense	11,659,171	28.24%	4,979,916	27.11%
Warehouse interest expense	6,301,359	15.26%	1,504,696	8.19%
Other closing expenses	1,146,915	2.78%	689,711	3.75%
Reserve for loans to be repurchased	184,872	0.45%	452,093	2.46%
Total cost of sales	19,292,317	46.73%	7,626,416	41.52%

Gross profit	21,990,793	53.27%	10,742,781	58.48%

Operating expenses
Salaries and wages	8,958,679	21.70%	3,937,862	21.44%
Occupancy	488,187	1.18%	206,646	1.12%
General and administrative	2,586,127	6.26%	1,531,683	8.34%
Total expenses	12,032,993	29.15%	5,676,191	30.90%

Income from operations	9,957,800	24.12%	5,066,590	27.58%

Other income	57,733	0.14%	20,176	0.11%
Income (loss) from REO	(39,340)	-0.10%	78,280	0.43%
Total other income	18,393	0.04%	98,456	0.54%

Income before tax	9,976,192	24.17%	5,165,046	28.12%

Provision for (benefit from) income tax	3,984,717	9.65%	1,905,600	10.37%

Net Income	5,991,475	14.51%	3,259,446	17.74%

Loan income

Total revenue. Total revenue increased 124.7% to $41.3 million for the six months ended June 30, 2005 from $18.4 million for the six months ended June 30, 2004. This increase was due to increases in income from sales of loans to $33.7 million and mortgage interest income of $7.3 million for the six months ended June 30, 2005 compared to $15.0 million and $2.9 million, respectively, for the same period in 2004.

Income from sales of mortgage loans. Income from sales of loans for the six months ended June 30, 2005 increased 125.4% to $33.7 million from $15.0 million for the same period in 2004 due to higher volume of whole loan sales. Total whole loan sales increased 148.7% to $749.3 million for the six months ended June 30, 2005 compared to $301.3 million for the same period in 2004. This increase was due to increased loan originations during the six months ended June 30, 2005 compared to the same period in 2004 offset in part by lower premium on sales of loans. The weighted average premium for whole loan sales for the six months ended June 30, 2005 was 3.24% compared to 3.56% for comparable period in 2004.

The lower weighted average premium we received from sales of loans in the six months ended June 30, 2005 reflects the rise of short term interest rates and the narrowing of the spread between short and long term rates.

Interest income on loans held for sale. Mortgage interest income increased 147.3% to $7.3 million for the six months ended June 30, 2005 from $2.9 million for the comparable period in 2004. The increase in interest income was due to an increase in the volume of loans originated in 2005 compared to 2004 as well as higher coupon rates.

Commission fee income. We earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans that our loan officers originate are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income for six months ended June 30, 2005 was $257,700 compared to 369,500 in 2004.

Escrow fee income. We discontinued our escrow division in 2004. Income from escrow and other fees for the six months ended June 30, 2004 was $84,600. There was no comparable income for the same period in 2005

Cost of loan origination and sale of mortgage

Commission Expense. Commission expense for mortgage loans sold during six months ended June 30, 2005 increased 134.1% to $11.7 million from $5.0 million in the six months ended June 30, 2004. This increase was due to an increased volume of loan originations. Commission expense, which is primarily a pricing rebate paid by the company and an origination fee deducted from the borrower’s fund at origination, is recognized at the time of sale to correspond with the recognition of income for the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale on our balance sheet. Commission expense for the six months ended June 30, 2005 as a percentage of revenue increased to 28.2% compared to 27.1% for the same period in 2004 as a result of increased use of the Early Purchase facility for loan originations where commission expense is recognized at the time of origination corresponding to initial sale of note.

Warehouse interest expense. Interest expense for the six months ended June 30, 2005 increased 318.78% to $6.3 million from $1.5 million for the same period in 2004. The increase in interest expense was due to the increase in our volume of borrowing and higher interest rates. The weighted average number of days we held loans before sale during the six months ended June 30, 2005 and 2004 was 55 and 45 days respectively.

Reserve for impairment of mortgage loans. During the six month ended June 30, 2005 we reserved $185,000 for losses for impairment of loans we are obligated to repurchase, compared to $452,000 for the same period in 2004. The decrease in the reserve for losses is due to settlement of certain loans we were obligated to repurchase with the purchaser and recording the discount in pricing as return in revenue during same period.

Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 66.3% to $1.1 million for the six months ended June 30, 2005 from $689,700 for the comparable period in 2004. This increase reflects the additional cost related to increased volume of loan originations offset by improved pricing for services used in loan originations.

Operating expenses

Total operating expenses. Total operating expenses increased 112.0% to $12.0 million for the six months ended June 30, 2005 compared to $5.7 million for the six months ended June 30, 2004. The increase was the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

Salaries and wages. Salaries and wages increased 127.5% to $9.0 million for the six months ended June 30, 2005 from $3.9 million for the six months ended June 30, 2004. The increase was due to growth in the number of our employees, as well as higher commission and bonus expenses related to loan production.

Occupancy. Occupancy expense increased 136.24% to $488,200 for the six months ended June 30, 2005 from $206,600 for the six months ended June 30, 2004. The increase resulted from increased office space due to expansion and a larger number of employees.

General and administrative. General and administrative expenses increased 68.84% to $2.6 million for the six months ended June 30, 2005 from $1.5 million for the six months ended June 30, 2004. This increase was due to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

Loss from real estate owned. While we sell all of our loans for a cash price with servicing rights released, under terms of our agreements with various purchasers we make certain representations and warranties to the purchaser which we are obligated to satisfy or correct even after completion of the sale transaction. For example we agree to repurchase loans where borrowers default on their payments within 90 days from date of transfer of servicing.

At June 30, 2005 there was one property classified as REO and no reserve was made for losses.

Provision for income tax. Provision for income tax increased to $4.0 million for the six months ended June 30, 2005 from $1.9 million for six months ended June 30, 2004. This increase was a result of the increase in our income before taxes to $10.0 million for the six months ended June 30, 2005 from $5.2 million for the six months ended June 30, 2004.

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

As of June 30, 2005, we had five financing facilities with four institutions for our loan originations. After funding the loans, we sell our mortgage loans within one to three months of origination and pay off the warehouse credit facilities with the sale proceeds. Four of these facilities were structured as repurchase agreements, where the financial institution will provide the funds for origination of loans and will hold (warehouse) the collateral until we repurchase the loans to sell them to an investor. Under the terms of such agreements, the investor would send the proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

One warehouse credit facility with a financial institution in the amount of $10 million is structured as a repurchase agreement and accrues interest at a rate based upon 1 month LIBOR (3.340% as of June 30, 2005) plus 2.40%. As of June 30, 2005 we had an outstanding balance of $3.5 million on this facility. We have reduced this facility from $80 million to $10 million and have replaced it with a new facility with better terms.

Our second warehouse facility is structured as a repurchase agreement and allows funding up to $75 million. This facility contains a sub-limit for various categories of loans such as “wet” funding (loans for which the collateral custodian has not yet received the related loan documents) or Alt-A loans and it has a one year term. This facility has a cost of borrowing equal to the 1 month LIBOR rate plus a spread between 1.5% and 2.25%. As of June 30, 2005 we had an outstanding balance of $49.3 million on this line.

Our third warehouse credit facility is structured as a secured credit agreement. This facility is in the amount $10 million, and was subsequently reduced to $4 million during August 2005. The cost of borrowing under this agreement is equal to 1 month LIBOR plus a spread between 1.75% and 2.25% based on type of loan and period of time for which the loan is held on the line. This facility has sub-limits for various types of loans and contains certain financial covenants. As of June 30, 2005 we had an outstanding balance of $2.9 million on this facility.

In July 2004 we had entered into an Early Purchase Agreement with the same financial institution where certain qualifying loans are acquired by the institution immediately upon origination. Under terms of this purchase agreement we retain the right to service the notes. As a condition of the acquisition of the loans by the financial institution, we assign to the financial institution any commitment by a Takeout investor who would purchase the notes with servicing rights released at later dates. The price that loans under this agreement are acquired by the financial institution will be 98% of a Takeout Investor’s price, but not to exceed the original note amount. Loan originations under provisions of this facility are recognized as sales of loans and are not reflected on our balance sheet. Upon receipt of funds from a Takeout investor, the financial institution releases its interest in the loan and transfers excess funds pertaining to the servicing right to us. Loans for which a commitment from a Takeout investor is not obtained within 90 days by us are placed in the regular warehouse credit facility. As of June 30, 2005 this Early Purchase facility had a maximum purchase concentration of $250 million at any time, which subsequently has been increased to $400 million in August 2005. Upon purchase of loans by a Takeout investor the unused facility up to maximum concentration may be re-used by us to originate new loans. This Early Purchase agreement meets all criteria listed under FAS140 for the purpose of defining “transfer of financial assets”. As of June 30, 2005 we had utilized $232.8 million of the concentration limit. The mortgage interest income from loans originated through this facility from the time of funding to their sale to Takeout investors was not material to the financial statements as of June 30, 2005 and therefore no asset or non-cash revenue has been recognized.

Our fifth warehouse credit facility is structured as a repurchase agreement. This facility is in the amount $100 million. The cost of borrowing under this agreement is equal to 1 month LIBOR plus a spread between 1.75% and 2.0 % based on type of loan and period of time for which the loan is held on the line. This facility has sub-limits for various types of loans and contains certain financial covenants. As of June 30, 2005 we had an outstanding balance of $10.2 million on this facility.

Our warehouse and other credit facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of June 30, 2005 we were in compliance with the covenants of our warehouse agreements.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the next six months.

Off-Balance Sheet Arrangements We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. The loan originations through our Early Purchase facility are treated as true sales of assets and are not recorded on our balance sheet. However, we may incur substantial losses if a fall in the value of servicing right for these loans were to occur prior to a sale of these rights to a Take-out Investor.

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

In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. As a result, SFAS No. 123(R) must be adopted by the Company by the first quarter of 2006.

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes“, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

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

Also, our cost of financing a delinquent or defaulted mortgage loan is generally higher than for a performing mortgage loan. We bear the risk of delinquency and default on mortgage loans beginning when we originate them and continuing even after we sell loans. We also reacquire the risks of delinquency and default for mortgage loans that we are obligated to repurchase. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent on the loan for the first 90 days after transfer date, or in any sale (or securitization if we engage in securitizations in the future) if the loan materially violates our representations or warranties. At June 30, 2005, there were certain loans with an aggregate amount of $3,860,840 to be repurchased, and a $393,650 provision for losses has been taken by management in this regard. The management believes there is sufficient equity and mortgage insurance coverage for offsetting most of the shortcomings from any forced sales of these properties.

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

We face intense competition that could adversely impact our market share and our revenues

We face intense competition from finance and mortgage banking companies, Internet-based lending companies where entry barriers are relatively low, and, to a growing extent, from traditional bank and thrift lenders that have entered the non-conforming and sub-prime mortgage industry. As we seek to expand our business further, we will face a significant number of additional competitors, many of whom will be well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources.

The government-sponsored entities Fannie Mae and Freddie Mac are also expanding their participation in the mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase mortgage loans with lower rates or fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including sub-prime mortgage loans, they do have the authority to buy mortgage loans. A material expansion of their involvement in the market to purchase non-conforming and sub-prime mortgage loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the sub-prime mortgage industry.

The intense competition in the non-conforming and sub-prime mortgage industries has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale structure and information systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity and results of operations.

Competition in the industry can take many forms, including interest rates and costs of a mortgage loan, less stringent underwriting standards, convenience in obtaining a mortgage loan, customer service, amount and term of a mortgage loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the non-conforming and sub-prime mortgage industries. Price competition could cause us to lower the interest rates that we charge borrowers, which could lower the value of our mortgage loans. If our competitors adopt less stringent underwriting standards we will be pressured to do so as well, which would result in greater loan risk without compensating pricing. If we do not relax underwriting standards in response to our competitors, we may lose market share. Any increase in these pricing and underwriting pressures could reduce the volume of our mortgage loan originations and sales and significantly harm our business, financial condition, liquidity and results of operations.

Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business

Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the three months ended June 30, 2005, and 2004, approximately 63.7%, and 80.4% respectively, of the loans we originated were collaterized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans, and significantly harm our business, financial condition, liquidity and results of operations.

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

As of June 30, 2005, we financed substantially all of our existing loans through four separate warehouse credit facilities. One of our existing facilities is cancelable by the lender for cause at anytime and has a renewable one-year term expiring December 31, 2005. Our other warehouse lines have expiration dates of April 7, 2006, May 1, 2006, and April 18, 2006 respectively. We also use an Early Purchase facility with a financial institution to originate a substantial portion of our loans. Because these are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

For the six months ended June 30, 2005, we had a positive operating cash flow of $50.5 million. This was primarily due to a decrease of $50.4 million in net mortgage loans held for sale, which resulted from the use of $342.0 million (after adjusting for origination under Early Purchase facility) of cash for new loan originations offset by cash proceeds from the sale of loans of $391.6 million (after allowance for transactions under Early Purchase facility). For the six months ended June 30, 2004 we had a negative cash flow of $56.7 million. This resulted from the use of $366.8 million cash for new loan origination offset by cash proceeds from the sales of loans of $301.3 million. The timing of our mortgage loan dispositions, which are periodic, is not always matched to the timing of our expenses, which are continuous. This requires us to maintain significant levels of cash to maintain acceptable levels of liquidity. Any decrease in demand in the whole mortgage loan market such that we are unable to timely and profitably sell our mortgage loans would inhibit our ability to meet our liquidity demands.

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

If we do not manage our growth effectively, our financial performance could be harmed In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of June 30, 2005, we had 296 employees in addition to 116 commission-based employees. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. We cannot assure you that we will be able to:

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

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease

A significant majority of our originations of mortgage loans comes from independent brokers. For the quarter ended June 30, 2005, 549 brokers from a list of 2,200 approved brokers submitted loans to us; no broker represented more than 5% of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

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

We have generally avoided originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. To the extent we do have financing and purchasers for such loans, we have, on a limited basis, begun to make loans which exceed the APR or “points and fees” thresholds of these laws, rules and regulations. The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for sub-prime loans, making it difficult to fund, sell or securitize any of our loans. If we decide to further relax our restrictions on loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

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

We may be subject to fines or other penalties based upon the conduct of our independent brokers

The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission (“FTC”) entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its mortgage loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a sub-prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers. Effective July 1, 2003, we are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties. This may result in our inability to compete effectively with financial institutions that are exempt from such restrictions.

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
  investor perceptions of our company and the non-conforming and sub-prime mortgage industries generally; and
  general economic and other national conditions.

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

Sales of additional common stock may adversely affect our market price

The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities. As of June 30, 2005, Raymond Eshaghian, our Chief Executive Officer, beneficially owned 9,135,275 shares of our common stock and two other stockholders, including M. Aaron Yashouafar, one of our directors, beneficially owned 1,879,375 shares of our common stock, and these three stockholders have the right to require us to register their respective shares. The sale of a large amount of shares by one or more of the three stockholders, or the perception that such sales may occur, could adversely affect the market price for our common stock. In addition, we expect that the legal, accounting, and other costs associated with the registration of those shares will be substantial.

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

Control by officer, director and majority stockholder

We are controlled by Raymond Eshaghian, who beneficially owns 61.0% of our outstanding common stock as of June 30, 2005. Mr. Eshaghian serves as our Chief Executive Officer and a member of our Board of Directors. As a result, Mr. Eshaghian is able to (i) elect a majority of our Board of Directors, (ii) approve the sale of our assets, mergers and other business combination transactions and (iii) direct and control our operations, policies, and business decisions.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates affect our gain (loss) from sales of mortgage loans held for sale and the fair value of our mortgage-related securities and related derivatives when we engage in such securitization strategy. As of June 30, 2005 we held $104.8 million in loans which had not been committed for sale at the time. Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

The following table summarizes impact of -100 basis points (bps), -50 bps, +50 bps and +100 bps change in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from uncommitted loans.

Change in Interest Rate (bps)	-100	-50	0	50	100

Change in Revenue from sale of Uncommitted Loans ($ 000s)	2,620	1,310	0	-1,310	-2,620

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (as defined in Rules 13a — 15(e) or 15d — 15 (c) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b) Changes in internal controls

During the three months ended June 30, 2005, The Company’s management identified the following material weaknesses in internal control:

In April 2005, the Company provided a loan for purchase of a multi-unit residential property to its primary shareholder at then existing market rates. The funds were wired to a licensed escrow company for the purchase of real estate. Upon review and advice of the Company’s outside counsel, it was determined that this loan potentially constituted a control deficiency as defined by Auditing Standard No. 2 of the Public Company Accounting Oversight Board as defined under SOX. This is because the Company while engaged in extending loans for real estate purchases in its main course of business, does not extend the specific types of loans at issue. Thus, the loan was immediately recalled, and funds were returned to the Company.

In remediation of the material weakness in internal control the company adopted following policy:

The Company shall not engage in lending to insiders or major shareholders (holding 3% and over) outside of the Company’s normal course of business. The Company’s normal course of business is defined as lending activities on 1-4 unit residential properties. Thus, it will be the Company’s policy to refrain from extending any funds or loans of any type to officers, directors, and over 3% shareholders, which loans include but are not limited to any types of personal loans, loans on residential units with more than 4 units, and loans on commercial properties which fall outside of the Company’s product offerings.

There were no other changes to the Company’s internal control or financial reporting that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

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

August 22, 2005