Form 10-K/A
period 2004-12-31
TMSF HOLDINGS INC
filed 2005-09-29
CIK 1100125

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

               Yes [ ] No [x]

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

Explanatory Note
      The purpose of this Amendment No. 1 on Form 10-K/A is to amend Part II, Item 7 and Part II, Item 8 of the Annual Report on Form 10-K (the “Form 10-K”) of TMSF Holdings, Inc. for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005. This Form 10-K/A does not reflect any events that occurred after the filing of the Form 10-K or modify, amend or update any disclosures contained in the Form 10-K to reflect any subsequent events. Part II, Item 7 is amended to include “Contractual Obligations and Commitments ” and Part II , Item 8 is amended to include (i) a revised auditors' opinion covering the year ended December 31, 2002, (ii) selected information for the year ended December 31, 2002 in Notes 2 and 7 to the onsolidated financial statements, and (iii) selected unaudited quarterly financial data in Note 12 to the consolidated financial statements. Except as set forth in this Form 10-K/A, the registrant is not making any changes to, or updating any disclosures contained in, the Form 10-K.

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

Contractual Obligations and Commitments

The following tables summarize our contractual obligations as of December 31, 2004 (in thousands).

	Payments Due by Period
	Total	Less than one year	One to three years	Three to five years	More than five years
Warehouse facility - line of credit	$ 6,260,817	$ 6,260,817	-	-	-
Warehouse facility - repurchase agreements	109,293,330	109,293,330	-	-	-
Operating leases	483,450	483,450	-	-
Total contractual obligations	$116,037,597	$116,037,597	-	-	-

For additional information regarding our commitments, see Notes 5 and 6 of the consolidated financial statements.

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

PART IV

ITEM 15. EXHIBITS, LIST AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit Number	Description of Exhibit

2	Plan of Reorganization and Stock Exchange Agreement (incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 6, 2002).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

4.2	Registration Rights Agreement dated November 29, 2002 among the Registrant and certain stockholders (incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

4.2(a)	List of Registrant's stockholders who entered into Registration Rights Agreement referenced in Exhibit 4.2 with the Registrant (incorporated by reference to Exhibit 4.2(a) of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

4.3	Registration Rights Agreement dated December 6, 2002 between the Registrant and Raymond Eshaghian (incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

10.1	2003 Stock Option, Deferred Stock and Restricted Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

10.2	Lease Agreement dated August 31, 2002 between The Mortgage Store Financial, Inc., a subsidiary of the Registrant, and Roosevelt Building (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

10.3	Consulting Services Agreement dated October 23, 2001 between The Mortgage Store Financial, Inc., a subsidiary of the Registrant, and H. Wayne Snavely (incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

23	Consent of Singer Lewak Greenbaum & Goldstein LLP.

†24	Power of Attorney

†31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a - 14(a).

†31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a - 14(a).

†32.1	Certification Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†Previously filed

(b) Reports on Form 8-K
    None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 29th day of September, 2005.

TMSF HOLDINGS, INC. by /S/ RAYMOND ESHAGHIAN Raymond Eshaghian Chairman of the Board

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RAYMOND ESHAGHIAN Raymond Eshaghian	Chairman of the Board, Chief Executive Officer, Secretary and Director	September 29, 2005
/S/ RAYMOND ESHAGHIAN Raymond Eshaghian, Attorney in fact	Chief Financial Officer	September 29, 2005
/S/ RAYMOND ESHAGHIAN Raymond Eshaghian, Attorney in fact	Director	September 29, 2005
/S/ RAYMOND ESHAGHIAN Raymond Eshaghian, Attorney in fact	Director	September 29, 2005

TMSF HOLDINGS, INC. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TMSF Holdings, Inc. and subsidiaries
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of TMSF Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMSF Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 29, 2005

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

ASSETS
	2004	2003
Current assets
Cash and cash equivalents	8,565,215	2,843,172
Mortgage loans held for sale, net of $43,690
and $0 respectively, loss reserve	121,050,504	45,398,220
Mortgage loans to be repurchased, net of
$475,238 and $0 respectively, loss reserve	3,843,045	-
Prepaid expenses	84,227	32,491
Warehouse Receivables	3,126,439	-
Other receivables and employee advances	128,855	109,926

Total current assets	136,798,285	48,383,809

Restricted cash	1,356,170	489,214
Real estate owned	-	558,998
Property and equipment (net of $342,704 and $166,572
respectively, accumulated depreciation)	667,269	383,832
Deposits and other assets	94,011	181,515
Deferred tax asset	439,701	-
Total assets	139,355,436	49,997,368

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
Warehouse line of credit	115,554,147	42,357,240
Obligation to repurchase mortgage loans	4,318,283	-
Accounts and other payables	4,464,956	421,147
Escrow funds payable	-	54,308
Accrued expenses	346,770	59,028
Accrued income taxes	259,063	1,195,895
Deferred tax liability	-	271,000

Total current liabilities	124,943,219	44,358,618
Non current deferred tax liability	102,709	-

Total liabilitites	125,045,928	44,358,618

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

As of December 31, 2004, 2003 and 2002 the Company had potential common stock as follows:

	2004	2003	2002

Weighted average number of common shares outstanding used in computation of basic EPS	15,000,000	14,984,309	9,569,913

Dilutive effect of outstanding stock options	298,198	0	0

Weighted average number of common and potential
shares outstanding used in computation
of diluted EPS	15,298,198	14,984,309	9,569,913

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

Major Customers
During the year ended December 31, 2004, the Company sold 59%, 11%, , 11% of its mortgage loans to three institutional investors . During the year ended December 31, 2003, the Company sold 44%, 23% and 13% of its mortgage loans to three institutional investors. During the year ended December 31, 2002, the Company sold 33%, 27%, 22% and 12% of its mortgage loans to four institutional investors.

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

NOTE 7 — INCOME TAXES

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the year ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Current
Federal	$5,045,686	$1,204,000	$(77,000)
State	1,343,094	339,000	800

	6,388,780	1,543,000	(76,200)
Deferred
Federal	(583,304)	(203,000)	(402,000)
State	(68,832)	(28,000)	(98,000)

	(652,136)	(231,000)	(500,000)

Provision for income taxes	$5,736,644	$1,312,000	$423,000

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

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Federal tax on pretax income at statutory rates	$4,886,447	$1,185,000	$344,000
State tax, net of federal benefit	840,225	205,000	64,000

Net operating loss carry back	0	0	15,000
Other	9,972	(78,000)	800

Total	$5,736,644	$1,312,000	$423,800

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

NOTE 12 – SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

The following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003.

Year Ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Net Sales	$ 7,405	$ 10,964	$ 16,341	$ 17,284	$ 51,994
Gross profit	4,223	6,520	9,016	9,503	29,262
Operating expenses	2,488	3,188	3,923	5,323	14,922
Operating income (loss)	1,735	3,332	5,093	4,180	14,340
Other income (expense)	95	3	75	(141)	32
Pre-tax income	1,830	3,335	5,168	4,039	14,372
Provision for income tax	782	1,124	2,221	1,610	5,737
Net income (loss)	$ 1,048	$ 2,211	$ 2,947	$ 2,429	$ 8,635
Net income per common share diluted	$ 0.07	$ 0.15	$ 0.19	$ 0.15	$ 0.56

Year Ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Net Sales	$ 7,445	$ 5,678	$ 5,449	$ 8,463	$ 27,035
Gross profit	3,008	2,692	1,793	5,286	12,779
Operating expenses	1,840	2,256	2,527	2,681	9,304
Operating income (loss)	1,168	436	(734)	2,605	3,475
Other income (expense)	7	3	2	(2)	10
Pre-tax income	1,175	439	(732)	2,603	3,485
Provision for income tax	470	176	(284)	950	1,312
Net income (loss)	$ 705	$ 263	$ (448)	$ 1,653	$ 2,173
Net income per common share diluted	$ 0.04	$ 0.02	$ (0.03)	$ 0.12	$ 0.15