Form 10-Q
period 2005-09-30
TMSF HOLDINGS INC
filed 2005-11-21
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

The number of shares of Common Stock outstanding as of  November 21, 2005: 15,000,000

		Pa	ge
		Nu	mber
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of September 30, 2005 (unaudited)
	and December 31, 2004		1

	Consolidated Statements of Operations for the three months
	ended September 30, 2005 (unaudited) and 2004 (unaudited)		2

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2005 (unaudited) and 2004 (unaudited)		3

	Notes to the Consolidated Financial Statements (unaudited)		4

Item 2	Management Discussion and Analysis of Financial Condition
	and Results of Operations		13

Item 3	Controls and Procedures		60

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		60

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		60

Item 3	Defaults Upon Senior Securities		60

Item 4	Submission of Matters to a Vote of Securities Holders		60

Item 5	Other Information		61

Item 6	Exhibits		61

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2005 (unaudited) and December 31, 2004

ASSETS
	September 30,	December 31,
	2005	2004
	(unaudited)
Current assets
Cash and cash equivalents	$ 10,823,625	$ 8,565,215
Mortgage loans held for sale
(net of loss reserves of $50,000 & $43,690 respectively)	75,183,479	121,115,941
Mortgage loans to be repurchased
(net of loss reserves of $773,550 & $475,238 respectively)	5,352,170	3,843,045
Prepaid expenses	251,570	84,227
Warehouse receivables	7,794,178	3,126,439
Prepaid income taxes	764,093	-
Other receivables and employee advances	158,395	128,855

Total current assets	100,327,510	136,863,722

Restricted cash	469,228	1,356,170
Real estate owned (net of loss reserves of $19,750 & $0, respectively)	439,549	-
Property and equipment, (net of accumulated depreciation of
$629,703 & $342,704, respectively)	1,369,819	667,269
Deposits and other assets	143,000	28,574
Deferred tax asset	439,701	439,701

Total assets	$103,188,807	$139,355,436

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Warehouse lines of credit	$ 68,983,530	$ 115,554,147
Obligation to repurchase mortgage loans	6,125,720	4,318,283
Accounts and other payables	3,849,107	4,464,956
Accrued expenses	643,240	346,770
Accrued income taxes	-	259,063

Total current liabilities	79,601,597	124,943,219

Long Term Liabilities
Deferred tax liability	102,709	102,709

Total Liabilities	$79,704,306	$125,045,928

Commitments and contingencies

Shareholders' equity
Preferred stock, $0.001 par value
100,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
30,000,000 shares authorized
15,000,000 shares
issued and outstanding	15,000	15,000
Additional paid-in capital	3,078,682	3,078,682
Retained earnings	20,390,819	11,215,826

Total shareholders' equity	23,484,501	14,309,508

Total liabilities and shareholders' equity	$ 103,188,807	$ 139,355,436

        The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
For the Three Months and Nine Months Ended September 30, 2005 (unaudited) and 2004 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income
Income from sale of mortgage loans	$16,395,298	$12,898,116	$50,130,456	$27,864,840
Mortgage interest income	4,828,638	3,209,676	12,118,898	6,158,022
Escrow service income	-	-	-	84,617
Commission fee income	134,261	233,625	391,953	603,134

Total loan income	21,358,197	16,341,417	62,641,307	34,710,613

Costs of loan origination and sale of
mortgages

Appraisals	496,566	311,688	1,282,348	629,321
Commissions	4,384,378	4,919,008	16,043,548	9,898,923
Credit reports	65,692	53,644	144,535	107,662
Other costs	31,950	87,754	124,022	312,334
Provision for impairment of EFL, REO,
and loans to be repurchased	402,650	185,600	587,522	637,693
Warehouse fees	95,875	74,237	286,093	167,717
Warehouse Interest expense	3,454,904	1,693,275	9,756,263	3,197,971

Total costs of loan origination
and sale of mortgages	8,932,015	7,325,206	28,224,331	14,951,621

Gross profit	12,426,182	9,016,211	34,416,976	19,758,992

Operating expenses	7,201,247	3,922,779	19,234,240	9,598,970

Income from operations	5,224,935	5,093,432	15,182,736	10,160,022

Other income
Interest income	43,311	5,219	101,043	10,395
Other income	-	69,220	-	162,500
Income on disposal or property
and equipment	48,805	-	9,465	-

Total other income	92,116	74,439	110,508	172,895

Income before provision
for income taxes	5,317,051	5,167,871	15,293,244	10,332,917

Provision for income taxes	2,133,533	2,220,865	6,118,250	4,126,465

Net income	$3,183,518	$2,947,006	$9,174,994	$6,206,452

Basic earnings per share	$0.21	$0.20	$0.61	$0.41

Diluted earnings per share	$0.20	$0.19	$0.57	$0.41

Basic weighted-average common
shares outstanding	15,000,000	15,000,000	15,000,000	15,000,000

Diluted weighted-average
common shares outstanding	16,164,028	15,256,700	16,138,889	15,003,957

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 (unaudited) and 2004 (unaudited)

	For the nine months ended September 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 9,174,994	$ 6,206,451
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	286,999	111,077
Provision for losses from EFL and loans
to be repurchased	324,372	556,380
Options granted for consulting services	-	35,500
(Increase) decrease in
Mortgage loans held for sale (net)	45,926,152	(61,745,152)
Mortgage loans to be repurchased	(1,807,437)	(3,583,554)
Prepaid Expenses	(167,342)	(69,530)
Other receivables & employee advances	(29,540)	26,156
Warehouse receivables	(4,667,740)	(3,851,172)
Deposits and other assets	(114,426)	17,344
Increase (decrease) in
Accounts and other payables	(615,849)	3,197,448
Obligation to repurchase mortgage loans	1,807,437	3,583,554
Escrow funds payable	-	(15,139)
Accrued Expenses	296,468	163,208
Income tax payable	(1,023,156)	(271,899)
Deferred tax liability - current	-	(93,828)

Net cash provided by (used in) operating activities	49,390,932	(55,733,156)

Cash flows from investing activities
Restricted cash	886,943	(900,186)
Proceeds from sale of real estate owned	(459,299)	244,329
Purchase of property and equipment	(989,549)	(346,362)

Net cash provided by (used in) investing activities	(561,905)	(1,002,219)

Cash flows from financing activities
Warehouse lines of credit	(46,570,617)	56,444,220

Net cash provided by (used in) financing activities	(46,570,617)	56,444,220

Net increase (decrease) in cash and cash equivalents	2,258,410	(291,155)

Cash and cash equivalents, beginning of period	8,565,215	2,843,172

Cash and cash equivalents, end of period	$ 10,823,625	$ 2,552,017

Supplemental disclosures of cash flow information

Interest paid	$ 11,301	$ -

Income taxes paid	$7,132,849	$1,385,000

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (unaudited)

NOTE 1 — ORGANIZATION AND LINE OF BUSINESS

      General

The Mortgage Store Financial, Inc. was incorporated on August 25, 1992. The Company (as defined in Note 2) is licensed by the California Department of Corporations and respective agencies in 34 other states. It is principally engaged in the origination and purchase of residential mortgage loans. Generally, such loans are subsequently sold to financial institutions or to other entities that sell such loans to investors as a part of secured investment packages. The Company has obtained approval from the Department of Housing and Urban Development to act as a supervised mortgagee.

In August 2003, the Company formed a subsidiary, CPV Limited, Inc. The sole purpose of this subsidiary is to hold real estate properties repossessed by the Company.

In September 2005, the company formed a new subsidiary, TMSF REIT, Inc. under the laws of the State of Maryland. The purpose of this subsidiary is to facilitate the company’s plan of reorganization and conversion to a Real Estate Investment Trust (REIT).

      Share Exchange, Redemption of Stock, and Consulting Agreement

On July 15, 2005, the Company and its shareholders reached a resolution to reduce the number of authorized preferred and common stock. Under the resolution, the shareholders agreed to reduce the number of authorized preferred stock from 10 million authorized shares to 100 thousand shares. In addition, the shareholders agreed to reduce the number of authorized common stock from 100 million authorized shares to 30 million authorized shares.

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

      Principles of Consolidation

The consolidated financial statements include the accounts of TMSF Holdings, Inc. and its wholly owned subsidiaries, The Mortgage Store Financial, Inc., CPV Limited, Inc., and TMSF REIT, Inc. (collectively, the “Company”). All significant inter-company accounts and transactions are eliminated in consolidation.

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

      Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the nine months ended September 30, 2005 and 2004 were $59,878 and $34,371, respectively.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of the three months and nine months ended September 30, 2005 and 2004 the Company had potential common stock as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005 unaudited	2004 unaudited	2005 unaudited	2004 unaudited
Weighted average number of common shares outstanding used in computation of basic EPS	15,000,000	15,000,000	15,000,000	15,000,000

Dilutive effect of outstanding stock options	1,164,028	256,700	1,138,889	3,957

Weighted average number of common and potential shares outstanding used in computation of diluted EPS	16,164,028	15,256,700	16,138,889	15,003,957

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net income and earning per share would be reduced to the pro forma amounts indicated below for the three months and nine months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$3,183,518	$2,947,006	$9,174,994	$6,206,452
Add stock based
employee
compensation
expense included in
net income, net of tax	--	--	--	--
Deduct total stock
based employee
compensation
expense determined
under fair value
method for all awards,
net of tax	41,299	58,845	81,002	205,264

Pro forma	$3,142,219	$2,888,161	$9,093,992	$6,001,188

Earnings per common share
Basic - as reported	$ 0.21	$ 0.20	$ 0.61	$ 0.41
Basic - pro forma	$ 0.21	$ 0.19	$ 0.61	$ 0.40
Diluted - as reported	$ 0.20	$ 0.19	$ 0.57	$ 0.41
Diluted - pro forma	$ 0.19	$ 0.19	$ 0.56	$ 0.40

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Reclassifications

Certain amounts included in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications did not have any effect on reported net income.

      Concentration of Credit Risk

At September 30, 2005 and December 31, 2004, the Company maintained cash balances with banks totaling $12,434,715 and $ 11,141,680 respectively, in excess of federally insured amounts of $100,000 per bank.

      Major Customers

During the nine months ended September 30, 2005 the Company sold 71%, 7%, and 6% of its mortgage loans to three institutional investors .

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

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a reserve for funding in excess of the warehouse’s advance limit. The Company does not have direct access to these funds. Such cash balances at September 30, 2005 and December 31, 2004 aggregated to $469,228 and $ 1,356,170 , respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

        Property and equipment as of September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005 (unaudited)	December 31, 2004
Furniture and fixtures	$218,303	$130,323
Office equipment	356,921	154,674
Computer equipment	1,357,603	668,500
Leasehold improvements	66,695	56,476

	1,999,522	1,009,973
Less accumulated depreciation and amortization	629,703	342,704

Total	$1,369,819	$667,269

Depreciation and amortization expense was $ 286,999 and $ 111,077 for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 5 - WAREHOUSE LINES OF CREDIT

As of June 30, 2005, the Company maintained a warehouse line of credit with a financial institution in the amount of $10,000,000. The line of credit was terminated in August, 2005, and was replaced with another financial institution warehouse line of credit secured in June 2005, with a maximum purchase amount of $100,000,000.

In addition, the Company must maintain a balance in a separate cash account as a pledge for amounts funded by the warehouse lender in excess of a specified percentage of the loan amount agreed upon by the warehouse lenders. At September 30, 2005 the pledged amounts aggregated to $ 714,861.

In February 2004, the Company secured a second warehouse line of credit with a financial institution. The credit facility is structured as a repurchase agreement where the financial institution may, at its sole discretion, purchase mortgage loans from the Company. However, in April 2005, the Company renegotiated its second warehouse line of credit. The maximum purchase amount on this credit line was increased from $30,000,000 to $75,000,000. In September 2005 this facility was further increased to $100,000,000 and interest accrues at LIBOR plus a pricing spread between 1.5% and 2.25% per annum, which is dependent on the specific investor type and the mortgage loan category. This facility has a one year term and is renewable with the consent of both parties.

NOTE 5 - WAREHOUSE LINES OF CREDIT (Continued)

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender. The Company shall ensure that at all times the balance in the cash account is no less than the greater of (a) $100,000 and (b) the aggregate of all cash account allocated amounts for all purchased mortgage loans. At September 30, 2005, the pledged amounts aggregated to $ 469,227.

In March 2004, the Company secured a third warehouse line of credit with a financial institution. The maximum purchase amount on this credit line is $10,000,000. In August 2005, this facility was reduced to $4,000,000. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest equal to 1 month LIBOR plus a margin between 1.75% and 2.25% per annum, dependent on the type of loan funded. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of September 30, 2005.

In July 2004 The Company entered into an Early Purchase Agreement with the same financial institution where certain qualifying loans are acquired by the institution immediately upon origination. Under terms of this purchase agreement the Company retains the right to service the notes. As a condition of acquisition of loans by the financial institution, the Company assigns to the financial institution any commitment by a Takeout investor who would purchase the notes with servicing rights released at later dates. The price that loans under this agreement are acquired by the financial institution will be 98% of the Takeout Investor's price, but not to exceed the original note amount. Loan originations under provisions of this facility are recognized as sales of loan and are not reflected on the Company's balance sheet. Upon receipt of funds from Takeout investors the financial institution shall release its interest in the loan and transfer excess funds pertaining to the servicing right to the Company. Loans for which a commitment from the Takeout investor is not obtained within 90 days by the Company are placed in the regular warehouse credit facility.

As of the quarter ended June 30, 2005, this Early Purchase facility had a maximum purchase concentration of $250 million at any time. However, during August 2005, this Early Purchase Facility was increased to a maximum purchase concentration of $400 million at any time. Upon purchase of loans by a Takeout investor the unused facility up to maximum concentration may be re-used by the Company to originate new loans. This Early Purchase agreement meets all criteria listed under FAS140 for the purpose of defining "transfer of financial assets". As of September 30, 2005, $204,658,290 of the concentration limit was utilized. Management believes that for loans originated through this facility, the value of servicing rights for the short period prior to their sale to Takeout investors were not material to the financial statements as of September 30, 2005 and no corresponding asset has been recorded. In addition, this Early Purchase Facility has certain financial and non-financial covenants, of which the Company must maintain a minimum tangible net-worth of $15 million. At September 30, 2005, Management believes the Company was in compliance with such covenants.

In June 2005, the Company secured another warehouse line of credit with a financial institution. The credit facility is structured as a repurchase agreement where the financial institution may, at its sole discretion, purchase mortgage loans from the Company. The maximum purchase amount on this credit line is $100,000,000 and interest accrues at LIBOR plus a pricing spread between 1.75% and 2.0% per annum, based on loan type and period of time for which the loan is subject to the facility.

The aggregate outstanding balance of the warehouse lines of credit as of September 30, 2005 and December 31, 2004 was $68,983,530 and $ 115,554,147, respectively.

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

During the nine months ended September 30, 2005, the Company repurchased four loans that were collateralized by four properties with an aggregate balance of $1,147,312. However, two of the loans were sold in June and July and the corresponding reserve was reversed. As of September 30, 2005 the amount recorded as real estate owned was $439,549 net of loss reserves of $19,750.

As of September 30, 2005, the Company was obligated to repurchase loans with an aggregate balance of $6,125,720. The Company recorded a reserve of $773,550 on the loans to be repurchased for the estimated impairment in market value.

As of September 30, 2005 we were notified by the purchaser of certain notes that nine loan files with an aggregate value of $1,745,200 allegedly had deficiencies in documentation and/or underwriting procedures. We may have to repurchase these loans if we are unable to cure the alleged deficiencies. As of September 30, 2005, these loans have not been recorded on the balance sheet, and no loss reserve has been taken on these loans.

      LA Business Tax

The Company was informed in January 2004 that the City of Los Angeles had assessed an additional $136,550 in business tax for the years 2001 through 2003. The Company is contesting this assessment on the grounds that the City of Los Angeles assessment is 1) based on the Company's entire revenue including fees collected by the Company on behalf of third parties, such as commissions and escrow impounds; and 2) based on the Company's nationwide revenue and not only on revenue generated from transactions that occurred within the City of Los Angeles.

The Company has retained legal counsel as consultants and an administrative hearing was held on May 11, 2004. Subsequently, in August 2004 the Company provided additional information to examiners with regards to items in dispute. In April 2005 the City conducted a review audit and requested further information. At this time management is unable to determine the outcome of the administrative review and no provision has been made in the consolidated balance sheet. In addition, the Company anticipates to appeal any unfavorable outcome, should one be concluded by the City's initial review.

NOTE 7 - INCOME TAXES

The following table presents the current tax provision for federal and state income taxes for the nine months ended September 30, 2005 and 2004 at an effective tax rate of 40.01%:

	2005 (unaudited)	2004 (unaudited)
Current
Federal	$4,761,585	$3,340,401
State	1,356,665	887,138
	6,118,250	4,227,539
Deferred
Federal	-	(129,675)
State	-	28,601
	-	(101,074)

Total Provision for income taxes	$6,118,250	$4,126,465

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the nine months ended September 30, 2005 and 2004:

	2005 (unaudited)	2004 (unaudited)

Federal tax on pretax income at statutory rates	$5,199,703	$3,513,465
State tax, net of federal benefit	896,118	604,000
Other	22,429	9,000

Total	$6,118,250	$4,126,465

NOTE 8 – STOCK OPTIONS

On April 15, 2005, the Board of Directors of the Company resolved to grant to certain employees of The Mortgage Store Financial, Inc., a total of 340,500 options to purchase shares of the Company’s stock at an exercise price range of $2.00 — $2.35 per share, vested over a period of five years, commencing April 2006 and expiring in 2015. The options are granted pursuant to the Company’s 2003 Employee Stock Option Plan and are subject to the vesting provisions provided for in the Plan. The fair value of the options was estimated at $682,654 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 4.26% to 4.28%, expected volatility of 120%, expected lives of ten years and a dividend yield of 0%.

In September 2005, the Company approved the issuance of stock options to an officer of The Mortgage Store Financial, Inc. The agreement grants the officer options to purchase 300,000 shares of common stock at an exercise price of $3.50 per share. The options vest over a period of five years, commencing in September 2006, and expire in September 2015. The fair value of the options was estimated at $889,906 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.15%, expected volatility of 124%, expected life of ten years and a dividend yield of 0%.

NOTE 9 — RELATED PARTY TRANSACTIONS

      Consulting Expenses

During the three months and nine months ended September 30, 2005 and 2004, the Company paid $112,500, $419,500, $141,100 and $291,100, respectively, for consulting expenses to companies owned by shareholders. The Company also paid $90,000, $270,000, $90,000 and $207,500 respectively, for consulting expenses to a relative of a shareholder during the three months and nine months ended September 30, 2005 and 2004. Furthermore, during the three months and nine months ended September 30, 2005 and 2004, the Company paid consulting expenses of $10,000, $30,000, $ 0 and $20,000 respectively, to a director.

      Rent and Lease Expenses

The Company leases its office facilities from a shareholder, which expires in November 2005. Rent paid to the shareholder for the nine months ended September 30, 2005 and 2004 amounted to $637,546 and $248,365 respectively. In addition, the Company pays for certain vehicle operating expenses on behalf of certain officers. Lease payments made for these officers for the nine months ended September 30, 2005 and 2004 were $63,639 and $34,329 respectively.

      Commercial Loan

In the regular course of business, the Company sometimes provides mortgage loan financing to its officers and related parties at prevailing market terms. During the nine months ended September 30, 2005, a commercial loan for a real estate purchase, provided by the Company was transacted on behalf of a 5% shareholder, in the amount of $500,000 (secured by real property, and a personal guarantee). This note was subsequently sold, similar to the standard fashion in which any other commercial loan would be treated.

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

NOTE 10 – SUBSEQUENT EVENTS

In August 2005, the Company entered into an agreement with a software provider, to purchase mortgage industry specific operating software for loan origination and automatic underwriting systems. Total cost of licensing, implementation and customization are valued at approximately $600,000. Total cost of licensing, implementation and customization are valued at approximately $600,000. At September 30, 2005, $312,300 has been capitalized into Property and Equipment.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis reflects TMSF Holdings’s consolidated historical performance under it’s existing business strategy prior to the completion of the reorganization and should be read in conjunction with TMSF Holdings’s consolidated financial statements and the related notes and other information included in this quarterly report. Historically, TMSF Holdings sold substantially all of its mortgage loans to third-party investors on a servicing released basis, with a corresponding one time recognition of gain or loss, under GAAP. Following the completion of the reorganization, we intend to finance our mortgage loan portfolio on a long term basis through securitizations structured as financings for tax and accounting purposes rather than as sales. This change may significantly impact our future results of operations compared to TMSF Holdings’s historical results. Therefore, the operating results of TMSF Holdings prior to the completion of the reorganization are not necessarily indicative of results that we will achieve in the future. In addition, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed under the heading “Risk Factors” and elsewhere in this quarterly report.

General

        TMSF Holdings, Inc. is a Delaware corporation headquartered in Los Angeles, California that through its wholly owned subsidiary, The Mortgage Store Financial, Inc., or The Mortgage Store, is engaged in nation-wide mortgage banking. The Mortgage Store originates, purchases, and sells primarily non-conforming residential mortgage loans. In September, 2005, our Board of Directors determined that it is in the best interest of the Company to convert into a Real Estate Investment Trust (REIT) organized under the laws of state of Maryland. Subsequently the Company filed an information statement/prospectus on Form S-4 with the Securities and Exchange Commission. Upon consummation of the plan of reorganization we expect to qualify and intend to elect to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, commencing with the taxable year in which we complete the reorganization.

        The Mortgage Store maintains revolving warehouse lines of credit and repurchase agreements, which we collectively refer to as our warehouse facilities, to finance the origination of mortgage loans prior to sale. We recognize interest income on loans held in inventory and interest expense on any associated warehouse facility throughout the period preceding the sale of the loans. Gains or losses on whole loan sales are recognized when we surrender control over the loans, generally on the settlement date, based upon the difference between the proceeds received from the sale and the net carrying value of the loans. The proceeds from the sales are used to repay our warehouse facilities, fund new originations, and grow our operations.

        Currently, The Mortgage Store is an interim loan servicer, meaning that it services all of its loans on a temporary basis. The Mortgage Store will typically service the loans for purchasers of its loans for a period of up to 90 days after the sale date, at which time the servicing is transferred to the investor. Loans are typically sold to non-affiliated investors within a period between 30 and 60 days from origination.

        Mortgage loans enter our integrated team origination process through our wholesale channel, which solicits business from mortgage brokers, and our retail channel, which markets directly to the general public. Our wholesale channel currently has over 2,000 approved brokers of which approximately 500 actively conduct business with us. In the future, we intend to enter into loan purchase and sale agreements with mortgage bankers, banks, thrifts, and credit unions to sell residential mortgage loans to us through our wholesale channel. Unlike our mortgage brokers, these sellers, or correspondent lenders, will close their loans through their own financing. Our retail channel has over 30 loan officers that operate from our headquarters and four branch offices throughout California. For the nine months ended September 30, 2005 and the year ended December 31, 2004, we originated approximately $1.3 billion and $1.0 billion of mortgage loans, respectively, of which approximately 88.2% and 81.5%, respectively, were generated through our wholesale channel and approximately 11.8% and 18.5%, respectively were generated through our retail channel. Over the past five calendar years our originations have grown at a compound annual rate of 80.0%.

        Our business and profitability are sensitive to movements in interest rates. The past few years have exhibited a period of relatively low interest rates, resulting in a robust, residential loan origination market as consumers sought new mortgages and refinancings. We believe that interest rates will gradually increase over the course of the next year, but we expect that they will remain low compared to historical levels during this period.

        Conversely, we expect the current level of total origination activity in the mortgage industry at large, which includes both conforming and non-conforming mortgage loans, to decrease, as higher interest rates make home buying more costly for consumers and refinancing of existing mortgages less attractive to current borrowers. Our current business model as well as our model after the reorganization contemplates growth, even in an increasing interest rate environment with declining originated volume for the industry, by capturing additional market share. We believe that we can expand our loan originations by expanding our nascent retail operations throughout the country. We, however, expect that our volume growth will increase more slowly in a rising interest rate environment than in a declining interest rate environment.

        The mortgage industry is highly competitive. As a result, we are not able to originate loans at rates higher than the market rate. Since we primarily operate in the non-conforming sector, our borrowers typically have a combination of risk characteristics for which we can charge a higher interest rate than those for conforming loans because our borrowers tend to engage more in cash-out refinances than rate or term refinances for conforming mortgage loans and borrowing activity is generally less sensitive to increases in interest rates.

      Change in Business Strategy

        Before the reorganization, our business strategy relied on its ability to originate mortgage loans and to sell those loans in the secondary mortgage market at prices that result in a competitive operating margin. We calculated our operating margin as the sum of the price we receive for our loans, plus origination fees, plus the net interest income we earn for the period of time we hold the loans, less the cost to originate and fund the loans. Loans held for sale are aggregated into mortgage pools, and, generally within a period between 30 and 60 days of funding the loans, sold to third parties. We finance our mortgage loan originations on a short-term basis through our warehouse facilities. Loans are generally held through our warehouse facilities for less than 90 days and we expect that this will continue to be the case even after we begin our securitization program. Under our prior loan sale strategy, our income was generated primarily by:

  the sale of loans at a premium to our weighted average origination costs (including overhead);
  net interest income, which is the difference between the interest income generated by the mortgage loans and interest expense on the financing of our lending activities through our warehouse facilities during the time we hold the mortgages; and
  origination fee income.

        Following completion of the reorganization, although we will continue to sell a portion of the loans we originate on a whole loan basis, our strategy will include retaining a substantial portion of our mortgage loans in an investment portfolio, financed on a long-term basis by securitization.

        By retaining a substantial portion of our mortgage loans in an investment portfolio, we will be assuming significantly more interest rate and loan default risk than under our existing business strategy, where we sold the mortgage loans we originated generally within 30 to 60 days of funding the loans. The securitizations we expect to undertake after the reorganization to finance our loan portfolio are intended to be structured as financings for tax and accounting purposes; therefore, we do not expect to recognize a gain or loss on sale for tax and accounting purposes. Following the securitizations, the loans will remain on our consolidated balance sheet as an asset, the securitization debt will be listed as a liability on our balance sheet, and we will record interest income generated by the mortgage loans over the life of the loan and recognize interest expense on the mortgage-backed securities over the life of the securities. We expect to generate earnings from the loans we retain primarily through net interest income, which is the difference between the:

  interest income we receive from the mortgage loans; and
  interest we pay to the holders of the mortgage-backed securities;

net of:

  losses due to defaults and delinquencies on the loans;
  servicing fees and expenses we must pay; and
  amortization of securitization, hedging and loan acquisition costs.

        We expect our net interest income will vary based upon, among other things, the spread between the weighted average interest earned on the mortgage loans and the interest payable to holders of the mortgage-backed securities, the performance of the underlying mortgages, and the amount and timing of borrower prepayments of the underlying mortgages.

        This change in our business strategy will significantly affect our balance sheet. Moreover, as a result of our new business strategy, as discussed above, we expect the net interest income generated by our portfolio of loans to become, over time, the largest component of our revenues, rather than the net gain received by us as a result of our whole loan sales, which has been the largest component of our revenues up to now. Since we did not previously hold the loans we originated for an extended period of time and because we sold all of the loans we originated on a servicing-released basis, our historical results of operations and management’s discussion of those results are not likely to be indicative of our future results. We expect, however, that the accounting treatment of our securitizations will more closely match the recognition of income with the actual receipt of cash payments and is expected to decrease the volatility of our earnings, which will no longer be almost entirely dependent on the timing of loan sales.

      Forward Looking Financial Statement Effects

        As a result of the proposed changes in the way we expect to conduct our business after the reorganization, we believe it is important to describe some of the differences that a stockholder would expect to see in our financial statements. Upon implementing our new business plan, we will employ new policies related to our accounting and financing activities.

      REIT Compliance

        We expect to qualify and intend to elect to be taxed as a REIT for federal income tax purposes. U.S. Federal income tax law requires that a REIT distribute to its stockholders annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). REIT taxable income does not include the retained earnings of any taxable REIT subsidiary until such earnings are distributed to the REIT. So long as we comply with the requirements for REIT qualification, we will not be subject to U.S. Federal or state corporate income tax at the REIT level, if our dividends paid equals our REIT taxable income (determined without regard to the dividends paid deduction). We expect that we will make regular quarterly distributions of at least 90% of our REIT taxable income to holders of our common stock. Any taxable income generated by our taxable REIT subsidiaries will be subject to regular corporate income tax as will any REIT taxable income that is not distributed to our common stockholder. Therefore, we will continue to record U.S. Federal or state corporate income tax expense because of our taxable REIT subsidiaries. Our taxable REIT subsidiaries may retain any income they generate net of any tax liability they incur on that income without affecting the REIT distribution requirements (although accumulation of earnings within our taxable REIT subsidiaries may be limited by the U.S. Federal income tax rules applicable to REITs that limit the total value of a REIT’s assets that may be represented by the REIT’s interests in its taxable REIT subsidiaries). If any of our taxable REIT subsidiaries choose to pay a dividend to us, the dividend will be included in our REIT taxable income and will be included in the calculation of our required distributions. Any distributions we make in the future will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations.

        We are required to meet certain asset tests at the end of each calendar quarter and certain income tests annually. These asset tests require, among other things, that at least 75% of our assets must be qualified real estate assets, government securities and cash and cash items. In addition, the securities issued by our taxable REIT subsidiaries cannot represent more than 20% of our total assets. The need to comply with the quarterly asset tests may cause us to acquire assets that are qualified real estate assets for purposes of satisfying the tests (for example, interests in our mortgage loan portfolios) but are not part of our overall business strategy and might not otherwise be the best investment alternative for us.

        The annual gross income tests require that, to maintain qualification as a REIT, we must derive directly or indirectly at least 75% of our gross income from “rents on real property,” interest on debt secured by mortgages on realty property or on interests in real property, dividends or other distributions on, and gain from the sale of, shares in other REITs, and the gain from the sale of real property or mortgage loans. In addition, we must derive at least 95% of our gross income (excluding gross income from prohibited transactions) from sources described in the preceding sentence or from other types of dividends and interest, including dividends from our taxable REIT subsidiaries, gain from the sale or disposition of stock or securities, or income from qualified hedging transactions (or from a combination of the foregoing). Income derived from hedging transactions not specified in these provisions is not treated as qualifying income for purposes of the gross income tests applicable to REITs.

      Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

        While generating a portfolio of loans for securitization, we have to comply with the provisions of Financial Accounting Standards Board Statement, or FASB, No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities related to each securitization. Depending on the structure of the securitization, it will either be treated as a sale or secured financing for financial statement purposes. It is our intent that our securitizations be treated as secured financings under the standards set forth in FASB Statement No. 140. Our strategy of retaining the mortgage loans in our securitization pools on our consolidated balance sheet will reduce the number of loans available for sale, and ultimately, the number of loans we sell. Therefore, we anticipate that our total gains on sale under GAAP will be lower than we have historically recognized.

      Accounting for Net Interest Income

        After the reorganization, as we grow our on-balance sheet portfolio, accounting for net interest income will become one of our critical accounting policies. Net interest income is calculated as the difference between our interest income and interest expense. Interest income on our mortgage loan portfolio is a combination of accruing interest based on the outstanding balance and contractual terms of the mortgage loans and the amortization of yield adjustments using the interest method in accordance with SFAS 91, principally the amortization of premiums, discounts, and other net capitalized fees or costs associated with originating our mortgage loans. These yield adjustments are amortized against interest income over the lives of the assets using the interest method adjusted for the effects of estimated prepayments. Because we expect to hold a large number of similar loans for which prepayments are probable, we expect to use a prepayment model to project loan prepayment activity based upon loan age, loan type, customer characteristics and remaining prepayment penalty coverage. Estimating prepayments and estimating the remaining lives of our mortgage loan portfolio requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. Reasonableness tests will be performed against past history, mortgage asset pool specific events, current economic outlook and loan age to verify the overall prepayment projection. If these mortgage loans prepay at faster or slower speeds than originally projected, GAAP requires us to write down the remaining capitalized premiums at a faster or slower speed than was originally projected, which would decrease or increase our current net interest income.

        Interest expense on our warehouse and securitization financings is a combination of accruing interest based on the contractual terms of the financing arrangements and the amortization of premiums, discounts, bond issuance costs, and accumulated other comprehensive income relating to cash flow hedging using the interest method.

        Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We will seek to minimize the effects caused by faster than anticipated prepayment rates by purchasing and originating mortgage loans with prepayment penalties and lowering premium paid to acquire loans that do not require prepayment penalties.

      Allowance for Loan Losses

        We intend to maintain a substantial portion of our mortgage loans on our balance sheet for the life of the loans, and consequently we will need to maintain an allowance for losses related to the mortgage loans held for investment. This will be a critical accounting policy because of the subjective nature of the estimation required and the potential for imprecision.

        We will periodically conduct reviews of all mortgage loans held in our portfolio to determine collectibility. In determining the adequacy of the allowance for loan losses, we will consider such factors as historical loss experience, underlying collateral values, known problem loans, assessment of economic conditions and other relevant data to identify the risks in our mortgage loan portfolio. We plan to compare actual loss performance to original loss assumptions and, if necessary, make adjustments to the provision for loan losses. We will charge losses to the allowance for loan losses when we deem the loan not fully collectible. As our portfolio of loans held for investment increases, we would expect a corresponding increase in our provision for loan losses.

        Our estimate of expected losses could increase if our actual loss experience is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale of our non-performing loans, or if property values supporting our loans decrease. In particular, if actual losses increase or if values reasonably expected to be obtained from a sale of non-performing loans decrease, the provision for loan losses would increase. Any increase in the provision for loan losses relating to these factors may adversely affect our results of operations.

      Hedging

        We expect hedging will be a critical aspect of our business strategy because the value of our loans are sensitive to the fluctuation of interest rates. From time to time, we expect to use various financial instruments to hedge our exposure to changes in interest rates. The following summarizes the primary hedging instruments that, subject to limitations imposed by the REIT requirements, we expect to use to reduce interest rate risks on the loans that we hold for investment and the loans that we hold for sale.

  Interest Rate Swap Agreements. Interest rate swap agreements allow us to exchange floating rate obligations for fixed-rate obligations effectively locking in our borrowing costs for a period of time. When we enter into a swap agreement we agree to pay a fixed-rate of interest and to receive a variable interest rate, generally based on LIBOR.
  Interest Rate Cap Agreements. Interest rate cap agreements allow us to receive cash payments if the interest rate index specified in the cap agreement increases above contractually specified levels. Therefore, the interest rate cap agreements have the effect of capping the interest rate on a portion of our borrowings to the rate specified by the interest rate cap agreement.

        We also may use, from time to time, other derivative instruments to mitigate risk from interest rate changes.

        We presently do not intend to enter into derivative instruments, except for hedging purposes. Further, it is unlikely that we will be able to obtain hedging instruments that perfectly offset all of the risks of our assets and liabilities. No hedging strategy can completely insulate us from risk, and certain of the federal income tax requirements that we must satisfy to qualify as a REIT may limit our ability to hedge. We intend to monitor and may have to limit our hedging strategies to ensure that we do not realize excessive hedging income or hold hedging assets having excess value in relation to total assets.

        In accordance with SFAS No. 133 and SFAS No. 149, an amendment to SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, all derivative instruments are recorded at fair value. To qualify for hedge accounting under SFAS No. 133, we must demonstrate, on an ongoing basis, that our interest rate risk management activity is highly effective. We must also formally assess, both at inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in cash flows of hedged items. If we are unable to qualify certain of its interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings, but the change in fair value of the related asset or liability may not, thus creating a possible earnings mismatch.

        We will employ a number of risk management monitoring procedures that are designed to ensure that our hedging arrangements are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness in meeting our hedging program’s risk management and economic objectives. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item. Additionally, we may elect, pursuant to SFAS No. 133, to re-designate a hedging relationship during an interim period and re-designate upon the rebalancing of a hedge relationship.

        When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of derivative no longer qualifying as an effective hedge is recognized in current period earnings. When a hedge is terminated, it is derecognized at the time of termination. For terminated hedges or hedges that no longer qualify as effective, the effective position previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item.

        For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur.

      Mortgage-Backed Certificates

        Following the reorganization, until we have fully developed our loan portfolio, we expect to invest in mortgage-backed securities primarily those issued by Fannie Mae and Freddie Mac, to assist us in complying with the REIT requirements. We would record any mortgage-backed certificates as trading securities and, accordingly, carry them at fair value on our consolidated balance sheet. The allocated cost of retained mortgage-backed certificates is determined by allocating the net carrying value between the assets sold and the interests retained, including equity interests, mortgage-backed certificates and servicing rights, based upon their relative fair values, on the date of sale. Unrealized gains and losses are included in gain on sale and recorded in the period of the change in fair value.

        We will determine the fair value of mortgage-backed certificates, including collateralized debt obligation securities, at origination and at each reporting period by discounting the estimated net future cash flows using assumptions that market participants would use to estimate fair value, including assumptions about interest rates, credit losses, and prepayment speeds. The range of values attributable to the factors used in determining fair value is broad. Accordingly, our estimate of fair value will be subjective and may significantly differ from the amount that could be realized in a sale.

        Our estimate of the fair value of our mortgage-backed certificates could decrease if actual cash flows from our mortgage-backed certificates are lower than originally estimated, or if economic factors or market analyses cause us to change the assumptions we use to value mortgage-backed certificates. In particular, if we increase the loss or discount rate that we apply, if we experience a substantial increase in interest rates, or if we have a significant increase in our prepayment speeds, the fair value of our mortgage-backed certificates would decrease. Any decrease in the fair value would adversely affect our results of operations and the assets we carry on our consolidated balance sheet.

Primary Components of Revenues and Expenses in the Mortgage Loan Business

        Interest Income. After the reorganization, we expect interest income to become the largest component of our revenues as we initiate our on-balance sheet securitization strategy. Interest income represents interest earned on loans, securitizations, and other interest-earning assets. Partially offsetting interest income is interest expense paid under our warehouse facilities, and other notes payable. Net interest income varies based on the outstanding amount of interest-earning assets (interest-bearing obligations), the length of time the assets (obligations) are held, and the volatility of interest rates.

        Historically, our primary interest-earning assets have been the mortgage loans that we have originated and held for sale. We earn interest from the time we originate the mortgage loan until we sell the mortgage loan in the secondary market. Under our new business strategy, we will earn interest over the life of the mortgage loans held in our portfolio. Currently, our primary interest-bearing obligations are our borrowings under our warehouse facilities, which are secured by unsold loans. Going forward, our primary interest bearing obligations will also include the debt securities issued in our securitizations. We expect that the interest rate earned on the mortgage loans will exceed the interest rate paid on the warehouse facilities resulting in a positive interest spread.

        Gain on Sale of Loans. We may continue to sell a portion of our mortgage loans through whole-loan sales and securitization accounted for as sales. We will engage in such transactions primarily through one or more of our taxable REIT subsidiaries.

        The components of gain on sale include:

  the premium, which is the excess cash selling price over the outstanding principal balance of the mortgage loan sold. The amount of the premium is affected by market conditions, loan type, credit quality, interest rate and other factors negotiated between us and institutional purchasers;
  the portion of the points and fees paid by the borrower that we retain; and
  mortgage servicing rights, MSRs, the capitalized value of which is an asset that represents the present value of future receipts, net of costs, to service the loans. We base this estimate on various assumptions, including expected cost to service and estimated prepayment rates.

        Gain on sale is reduced by the direct costs that are incurred to originate the mortgage loan, such as the premium yield adjustments or the amounts paid to brokers for brokering the loans for us, and a provision for losses from loan repurchases. Realized and unrealized gains and losses from hedging transactions that do not meet the criteria for hedge accounting under SFAS No. 149, an amendment to SFAS No. 133, are also included as a component of gain on sale.

    Expenses. Our primary components of expenses are expected to be interest expense on our warehouse facilities and debt issued in and cost of our securitizations and general and administrative expenses and payroll and related expenses arising from our origination business. As our loan production and loan portfolio increase, we would generally expect to hire additional employees and we would also expect our variable expenses to increase. Also, we may incur additional marketing and advertising expenses to achieve our production goals. We would also expect to incur higher expenses in years where we open additional retail branches, which would result in increased office rent, equipment rent and insurance costs that would be incurred. There are also increased expenses that are associated with being a public company, such as investor relations responsibilities and compliance with the requirements set forth by Sarbanes-Oxley, the Commission, and others.

Historical Critical Accounting Policies

        We established various accounting policies that apply accounting principles generally accepted in the United States of America in the preparation of its historical financial statements. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities or our results of operations, and we consider these to be critical accounting policies in our historical operation and we expect to continue these policies after the reorganization. The estimates and assumptions we used are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and TMSF Holdings’s results of operations.

         Pursuant to our critical accounting policies the following reflect significant judgments by management:

  Accounting for income taxes;
  Income from sales of loans;
  Gain on sale;
  Provisions for losses;
  Loans held for sale;
  Loans held for investment;
  Real Estate Owned; and
  Stock-based compensation.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax liability and asset as of September 30, 2005 was $102,709 and $439,701, respectively.

        Income from Sales of Loans. To date our income from sales of mortgage loans has consisted primarily of cash gain that resulted from whole loan sales. Historically, we have sold all of our loans on a servicing released basis. In the future, however, we may decide to retain the right to service any of the loans that we sell, in which case we may also record non-cash sales related to the value of those servicing rights.

        Gain on Sale. Gains or losses resulting from our loan sales are recorded at the time of sale. At the closing of a sale, we remove the mortgage loans held for sale and related warehouse debt from our books and record the net gain or loss to our income statement. Accordingly, our financial results are significantly impacted by the timing of our loan sales. If we hold a significant pool of loans at the end of a reporting period, those loans will remain on our balance sheet, along with the related debt used to fund the loans. The revenue that we generate from those loans will not be recorded until the subsequent reporting period when we sell the loans. A number of factors influence the timing of our loan sales, including the current market demand for our loans, liquidity needs, and our strategic objectives. We have, from time to time, delayed the sale of loans to a later period, and may do so again in the future.

        Under the terms of an early purchase facility with Washington Mutual Bank, FA, or Washington Mutual, we sell certain qualifying loans to Washington Mutual immediately upon origination subject to a commitment by a take out investor to purchase those loans within 90 days of the sale to Washington Mutual. We retain the right to service the loans. We recognize gain or loss from this transaction to the extent of the difference between the price at which loans are acquired by Washington Mutual and the outstanding principal balance of the loans plus costs to originate the loans. We recognize additional revenue (loss) equal to the difference between takeout investor’s price and the acquisition price by Washington Mutual at the time that it releases its interest to the takeout investor. Although this transaction is treated as a sale and the loans are not held on our balance sheet, we may face losses due to changes in the value of servicing rights for such loans because we have retained the servicing rights.

        Provisions for Losses. We may make market valuation adjustments on certain non-performing loans, loans that we are obligated to repurchase, other loans we hold for sale, and real estate owned. These adjustments are based upon our estimate of expected losses and are based upon the value that we could reasonably expect to obtain from a sale. An allowance for losses on loans held for sale, loans sold that we are obligated to repurchase, and real estate owned is recorded in an amount sufficient to maintain adequate coverage for probable losses on such loans. As of September 30, 2005, the reserve for losses on loans held for sale, which includes previously repurchased loans, loans sold which we are obligated to repurchase, and real estate owned were $50,000, $773,550, and $19,750, respectively. Our estimate of expected losses could increase or decrease if our actual loss experience or repurchase activity is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale. In particular, if actual losses increase or if values reasonably expected to be obtained from a sale decrease, the provision for losses would increase. Any increase in the provision for losses would adversely affect our results of operations.

        Loans Held for Sale. We carry mortgage loans held for sale at the lower of cost or estimated fair value, determined on an aggregate basis. We determine fair value by outstanding commitments from investors, if any, or current investor bids. We defer points and fees and related direct origination costs until the related loan is sold. We recognize interest income under the accrual method. We cease the accrual of interest on any loan when payment of interest is 90 days or more delinquent or earlier if the collection of interest appears doubtful.

        Our estimate of the fair value of our loans held for sale could decrease if interest rates increased. Any decrease in the fair value would adversely affect our results of operations and the assets we carry on our consolidated balance sheets.

        Loans Held for Investment. We will carry loans held for investment at their net amortized cost. Mortgage loan origination fees and related direct loan origination costs are deferred as an adjustment to the carrying value of the loans and amortized over the life of the loan using a constant yield method. These mortgage loans are tested for impairment whenever events or changed circumstances indicate carrying amounts may not be recoverable. Following completion of the reorganization, mortgage loans collateralizing on-balance sheet securitizations that will be accounted for as on-balance sheet financings will be included in this category.

        Real Estate Owned. Properties held for sale are stated at cost, not to exceed fair value. Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or is otherwise acquired in satisfaction of the loan and is carried at fair value less estimated costs to dispose. A property’s fair value is based on the net amount that we could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate acquired through foreclosure are made through valuation allowances and charge-offs recognized through a charge to earnings. Recovery of the carrying value of real estate is dependent to a great extent on economic, operating, and other conditions that may be beyond our control. A decrease in real estate values may adversely affect our results of operations and the value of assets we carry on our consolidated balance sheet.

        Stock-Based Compensation. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.

Financial Highlights For 2005

        Net Income. For the nine months ended September 30, 2005 we had operating income of approximately $15.3 million before provision for income taxes. The net income after provision for income tax was approximately $9.2 million or approximately $0.61 per common share and approximately $0.57 per diluted common share.

        Loan originations. For the nine months ended September 30, 2005 we funded approximately $1.3 billion of mortgage loans compared to approximately $688.1 million for the comparable period of 2004. Purchase money mortgages accounted for approximately 68.0% of our originations during the nine months ended September 30, 2005 compared to approximately 65.9% for the comparable period in 2004. Our wholesale channel, which originates loans through independent mortgage brokers, accounted for approximately 88.2% of our origination during the nine months ended September 30, 2005 compared to approximately 81.5% for the comparable period of 2004.

        We continued to expand our geographical reach and increased origination throughout the country. During the nine months ended September 30, 2005 and the year ended December 31, 2004, we originated mortgage loans in 40 states. Loans originated in California constituted approximately 63.5% and 71.4%, respectively, of our total mortgage loan originations during those periods, down from approximately 74.2% of total mortgage loan originations during nine months ended September 30, 2004. Even though our loan origination in California increased approximately 63.1% for the nine months ended September 30, 2005 compared to the same period ended September 30, 2004, our loan originations in other states increased at higher percentage rates.

        Whole loan sales — cash income from sale. For the nine months ended September 30, 2005 we sold approximately $1.2 billion of loans (excluding loans funded under our early purchase facility with Washington Mutual) compared to approximately $565.0 million during comparable period in 2004. Our revenue from sales of loans was approximately $50.1 million during the nine months ended September 30, 2005 compared to approximately $27.9 million for the comparable period of 2004. With the rising interest rates and flattening yield curve we have seen increasing compression in our loan sale premiums. The weighted average premium collected from sales of loans during the nine months ended September 30, 2005 was approximately 3.0% compared to approximately 3.5% for the same period ended September 30, 2004. During the nine months ended September 30, 2005 the rebate or yield spread premium paid to the loan originators was approximately 0.76% compared to approximately 0.74% for the same period ended September 30, 2004.

        Our cash and cash equivalents at September 30, 2005 was approximately $10.8 million compared to approximately $2.6 million at September 30, 2004.

        As of September 30, 2005, we had four warehouse facilities to fund our loan originations with three financial institutions for a total funding capacity of approximately $604 million. This included an early purchase facility with Washington Mutual with a maximum concentration amount of approximately $400 million. During the three months ended September 30, 2005 we renegotiated terms of financing for our warehouses. At September 30, 2005 the cost of borrowing on these warehouse facilities are a variable rate equal to one-month LIBOR plus a margin ranging between approximately 1.3% and approximately 2.5%.

Results of Operations

Results of operations for the three months ended September 30, 2005 compared to the same period in 2004

The following table sets forth our results of operations for the three months ended September 30, for the years indicated. Dollars in thousands and as percentage of Total Revenue.

	Three months ended September 30,
	2005		2004
Loan Income
Income from sales of loans	16,395	76.8%	12,898	78.9%
Mortgage interest income	4,829	22.6%	3,209	19.6%
Commission fee income	134	0.6%	234	1.4%
Escrow fee income	-	0.0%	-	0.0%
Total Revenue	21,358	100.0%	16,341	100.0%

Cost of sales
Commission expense	4,384	20.5%	4,919	30.1%
Warehouse interest expense	3,455	16.2%	1,693	10.4%
Reserve for impairment of loans	403	1.9%	186	1.1%
Other closing expenses	690	3.2%	527	3.2%
Total cost of sales	8,932	41.8%	7,325	44.8%

Gross profit	12,426	58.2%	9,016	55.2%

Operating expenses
Salaries and wages	4,898	22.9%	2,862	17.5%
Occupancy	248	1.2%	167	1.0%
General and administrative	2,055	9.6%	893	5.5%
Total operating expenses	7,201	33.7%	3,922	24.0%

Income from operations	5,225	24.5%	5,094	31.2%

Other income	43	0.2%	74	0.5%
Income (loss) from REO	49	0.2%	-	0.0%
Income before tax	5,317	24.9%	5,168	31.6%

Provision for (benefit from) income tax	2,134	10.0%	2,221	13.6%

Net Income	3,183	14.9%	2,947	18.0%

Loan income

        Total revenue. Total revenue increased 30.7% to $21.4 million for three months ended September 30, 2005 from $16.3 million for the three months ended September 30, 2004. This increase was due primarily to increases in income from sales of loans and mortgage interest income.

        Income from sales of loans. Income from sales of loans for the three months ended September 30, 2005 increased 27.1% to $16.4 million from $12.9 million for the same period in 2004 due primarily to higher margins and volume of whole loan sales. Total whole loan sales increased 90.8% to $502.2 million for the three months ended September 30, 2005 compared to $263.2 million for the same period in 2004. This increase was due to increased loan originations during the three months ended September 30, 2005 compared to the same period in 2004. The weighted average premium for whole loan sales for the three months ended September 30, 2005 was 2.6% compared to 3.5% for comparable period in 2004. The lower weighted average premium we received from sales of loans for the three months ended September 30, 2005 is due to change in market conditions and prices for residential mortgages.

        Mortgage interest income. Mortgage interest income increased 50.5% to $4.8 million for the three months ended September 30, 2005 from $3.2 million for the comparable period in 2004. The increase in interest income was due primarily to an increase in the volume of loans originated in 2005 compared to 2004.

        Commission fee income. To a lesser extent, we earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income decreased to $0.1 million for the three months ended September 30, 2005 from $0.2 million in 2004.

Cost of loan originations and sales of mortgages

        Total Cost of Loan Origination and Sale of Mortgages. Total cost of originations and loan sales increased 21.9% to $8.9 million for the three months ended September 30, 2005 from $7.3 million for the three months ended September 30, 2004. The increase was primarily due to increased loan originations. Total cost of originations and loan sales on a percentage of total revenue decreased to 41.8% for the three months ended September 30, 2005 from 44.8% for the same period ended September 30, 2004. This decrease was primarily due to spreading our fixed costs of origination over a greater origination volume.

        Commission Expense. Commission expenses for mortgage loans sold during the three months ended September 30, 2005 decreased 10.9% to $4.4 million from $4.9 million in the three months ended September 30, 2004. This decrease was due to timing of recognition of commission expense. Commission expense, which is primarily the pricing rebate we pay and origination fee deducted from borrower’s funds at origination, are recognized at the time of sale to correspond with the recognition of income from the sale of the same loan. With increased volume of origination through our Early Purchase facility, we recognize the commission expense at the time of origination when loans are also sold to Washington Mutual, as compared to commission expenses which are recognized at the time of sale to a take-out investor for all other originations. The commissions paid for loans which are held for sale are included in the value of loans held for sale on our balance sheet. As of September 30, 2005, we had paid $0.6 million in commissions for loans held for sale.

        Warehouse interest expense. Warehouse interest expense represents the interest incurred on all financing associated with use of our warehouse facilities during the time our loans are on the line prior to their sale. Interest expense increased 104.1% to $3.5 million for the three months ended September 30, 2005 from $1.7 million for the same period in 2004. The increase in interest expense was due primarily to the increase in our volume of borrowings offset partially by lower cost of financing. Our daily average warehouse borrowing increased 120.2% from $183.9 million during three months ended September 30, 2004 2004 to $404.9 million during same period in 2005. The average number of days we held loans before sale was 56 and 48 days respectively for thr three months ended September 30, 2005 and 2004. The interest rate for our warehouse financing is a variable rate equal 1 month LIBOR plus a margin ranging between 1.0% and 2.0%.

        Reserve for impairment of loans. As of September 30, 2005, we had requests to repurchase an aggregate of $6.1 million in loans previously sold due primarily to early payment defaults. For the three months ended September 30, 2005 we had made provisions for losses from repurchase obligations in the amount of $0.4 million compared to $0.2 million in the same period in 2004.

        Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 30.9% to $0.7 million for the three months ended September 30, 2005 from $0.5 million for the comparable period in 2004. This increase reflects the additional cost related to increased volume of loan origination offset by improved pricing for services used in loan origination.

Operating expenses

        Total expenses. Total operating expenses increased 83.6% to $7.2 million for the three months ended September 30, 2005 compared to $3.9 million for the three months ended September 30, 2004. The increase was primarily the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

        Salaries and wages. Salaries and wages increased 71.1% to $4.9 million for the three months ended September 30, 2005 from $2.9 million for the three months ended September 30, 2004. The increase was due primarily to growth in the number of our employees, as well as higher commission and bonus expenses related to loan production. The total number of employees at September 30, 2005 was 377 including 122 commission based employees compared to 252 at September 30, 2004 which included 71 commission based employees.

    Occupancy. Occupancy expense increased 47.6% to $0.3 million for the three months ended September 30, 2005 from $0.2 million for the three months ended September 30, 2004. The increase resulted primarily from increased office space due to expansion and a larger number of employees.

        General and administrative. General and administrative expenses increased 130.2% to $2.1 million for the three months ended September 30, 2005 from $0.9 million for the three months ended September 30, 2004. This increase was due primarily to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

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

        During the three months ended September 30, 2005 we sold one property previously held as REO at no loss. Gains from sales of these properties as well as recaptured losses for a loan for which we had previously recognized losses are realized as non-operating income in our statement of operations.

        Provision for income tax. Provision for income tax decreased to $2.1 million for the three months ended September 30, 2005 from $2.2 million for the three months ended September 30, 2004. This decrease was primarily a result of the increase in our income in states other than California which have a lower tax rate. Our total income before tax increased to $5.3 million for the three months ended September 30, 2005 from $5.2 million for the three months ended September 30, 2004.

Results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

        The following table sets forth our results of operations for the nine months ended September 30, 2005 and 2004 dollars in thousands and percentage of revenues:

	Nine months ended September 30,
	2005		2004
Loan Income
Income from sales of loans	50,130	80.0%	27,865	80.3%
Mortgage interest income	12,119	19.4%	6,158	17.8%
Commission fee income	392	0.6%	603	1.7%
Escrow fee income	-	0.0%	85	0.2%
Total Revenue	62,641	100.0%	34,711	100.0%

Cost of sales
Commission expense	16,043	25.6%	9,899	28.5%
Warehouse interest expense	9,756	15.6%	3,198	9.2%
Reserve for impairment of loans	588	0.9%	638	1.8%
Other closing expenses	1,837	2.9%	1,217	3.5%
Total cost of sales	28,224	45.0%	14,952	43.0%

Gross profit	34,417	55.0%	19,759	57.0%

Operating expenses
Salaries and wages	13,856	22.1%	6,800	19.6%
Occupancy	736	1.2%	375	1.1%
General and administrative	4,642	7.4%	2,424	7.0%
Total operating expenses	19,234	30.7%	9,599	27.7%

Income from operations	15,183	24.3%	10,160	29.3%

Other income	101	0.2%	173	0.5%
Income (loss) from REO	9	0.0%	-	0.0%
Total other income	110	0.2%	173	0.5%

Income before tax	15,293	24.5%	10,333	29.8%

Provision for (benefit from) income tax	6,118	9.8%	4,126	11.9%

Net Income	9,175	14.7%	6,207	17.9%

Loan income

        Total revenue. Total revenue increased 80.5% to $62.6 million for the nine months ended September 30, 2005 from $34.7 million for the nine months ended September 30, 2004. This increase was due primarily to increases in income from sales of loans and mortgage interest income.

        Income from sales of loans. Income from sales of loans for the nine months ended September 30, 2005 increased 79.9% to $50.1 million from $27.8 million for the same period in 2004 due primarily to higher volume of whole loan sales. Total whole loan sales increased 121.7% to $1.2 billion for the nine months ended September 30, 2005 compared to $564.5 million for the same period in 2004. This increase was due primarily to increased loan originations during the nine months ended September 30, 2005 compared to the same period in 2004 offset in part by lower premium on sales of loans. The weighted average premium for whole loan sales for the nine months ended September 30, 2005 was 3.0% compared to 3.5% for the same period in 2004. The lower weighted average premium we received from sales of loans in the nine months ended September 30, 2005 primarily reflects the rise of short term interest rates and the narrowing of the spread between short and long term rates.

        Mortgage interest income. Mortgage interest income increased 96.8% to $12.1 million for the nine months ended September 30, 2005 from $6.2 million for the same period in 2004. The increase in interest income was due primarily to an increase in the volume of loans originated in 2005 compared to 2004 as well as higher coupon rates.

        Commission fee income. We earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans that our loan officers originate are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income for nine months ended September 30, 2005 was $0.4 million compared to $0.6 million for the same period in 2004.

        Escrow fee income. We discontinued our escrow channel in March 2004. Income from escrow and other fees for the nine months ended September 30, 2004 was $0.1 million. There was no comparable income for the same period in 2005.

Cost of loan originations

        Total Cost of Loan Originations and Sale of Mortgages. Total cost of originations and loan sales increased 88.8% to $28.2 million for the nine months ended September 30, 2005 from $15.0 million for the nine months ended September 30, 2004. The increase was primarily due to increased loan originations. Total cost of originations and loan sales as a percentage of total revenue also increased to 45.1% for the nine months ended September 30, 2005 compared to 43.1% for the same period ended September 30, 2004. This increase was primarily due to increased warehouse interest expense and recognition of commission expenses related to loans originated through the early purchase facility.

        Commission Expense. Commission expense for mortgage loans sold during the nine months ended September 30, 2005 increased 62.1% to $16.0 million from $9.9 million during the nine months ended September 30, 2004. This increase was primarily due to an increased volume of loan originations. Commission expense, which is primarily a pricing rebate paid by us and an origination fee deducted from the borrower's funds at origination, is recognized at the time of sale to correspond with the recognition of income from the sale of the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale as a prepaid commission on our balance sheet. Commission expense for the nine months ended September 30, 2005 as a percentage of revenue decreased to 25.6% compared to 28.5% for the same period in 2004, primarily as a result of increased use of the early purchase facility for loan originations where commission expense is recognized at the time of origination corresponding to the initial sale of note.

        Warehouse interest expense. Interest expense for the nine months ended September 30, 2005 increased 205.1% to $9.8 million from $3.2 million for the same period in 2004. The increase in interest expense was primarily due to the increase in our volume of borrowing and higher interest rates. The weighted average number of days we held loans before sale during the nine months ended September 30, 2005 and 2004 was 56 and 46 days respectively.

        Reserve for impairment of loans. At September 30, 2005, there were 34 loans with an aggregate principal balance of $6.1 million that we had been requested to repurchase as a result of early payment defaults compared to $3.5 million at September 30, 2004. During the nine months ended September 30, 2005 we made provisions of $0.3 million for losses for impairment of loans we were obligated to repurchase, compared to $0.5 million for the same period in 2004. In addition, there were 8 loans with an aggregate principal balance of $1.4 million where the buyer had notified us of alleged deficiencies in documentation or underwriting procedures. We may be required to repurchase these loans if we are unable to cure the alleged deficiencies. As of September 30, 2005, no loss reserve has been made for these loans.

        Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and other closing expenses, increased 50.9% to $1.8 million for the nine months ended September 30, 2005 from $1.2 million for the same period in 2004. This increase primarily reflects the additional costs related to the increased volume of loan originations offset by improved pricing for services used in loan originations.

Operating expenses

        Total expenses. Total operating expenses increased 100.4% to $19.2 million for the nine months ended September 30, 2005 compared to $9.6 million for the nine months ended September 30, 2004. The increase was primarily a result of higher salaries, wages, benefits, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

         Salaries and wages. Salaries and wages increased 103.8% to $13.9 million for the nine months ended September 30, 2005 from $6.8 million for the nine months ended September 30, 2004. The increase was due primarily to growth in the number of our employees, as well as higher commission and bonus expenses related to higher loan production.

        Occupancy. Occupancy expense increased 96.6% to $0.7 million for the nine months ended September 30, 2005 from $0.4 million for the nine months ended September 30, 2004. The increase resulted primarily from increased office space due to expansion and a larger number of employees.

         General and administrative. General and administrative expenses increased 91.5% to $4.6 million for the nine months ended September 30, 2005 from $2.4 million for the nine months ended September 30, 2004. This increase was due primarily to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

        Loss from real estate owned. While we sell all of our loans for a cash price with servicing rights released, under terms of our agreements with various purchasers we make certain representations and warranties to the purchaser which we are obligated to satisfy or correct even after completion of the sale transaction. For example we agree to repurchase loans where borrowers default on their payments within 90 days from date of transfer of servicing. At September 30, 2005 there were two properties classified as real estate acquired through foreclosure, acceptance of a deed in lieu of foreclosure or otherwise in accordance with applicable law in connection with the default or imminent default of a mortgage loan, or REO, and a $20,000 reserve was made for losses.

        Provision for income tax. Provision for income tax increased to $6.1 million for the nine months ended September 30, 2005 from $4.1 million for nine months ended September 30, 2004. This increase was primarily a result of the increase in our income before taxes of $15.3 million for the nine months ended September 30, 2005 from $10.2 million for the nine months ended September 30, 2004.

Liquidity and capital resources

        As a mortgage banking company, our primary cash requirements include the funding of (1) mortgage loan originations, including principal, as well as origination costs such as commissions and broker premiums, (2) interest expense on and repayment of principal on warehouse facilities, (3) operational expenses, and (4) tax payments. We fund these cash requirements with cash received from (1) borrowings under warehouse facilities, (2) loan sales, (3) mortgage interest collections on loans held for sale, (4) points and fees collected from the origination of loans, and (5) private sales of equity and debt securities. The following table sets forth information about our cash flows for the periods indicated:

Year Ended December 31,
	2004	2003	2002
(dollars in millions)
Loans originated for sale	$ 1,030.4	$ 628.4	$ 357.1
Proceeds from sales	$ 886.3	$ 674.8	$ 281.0
Net cash provided by (used in ) operations	$ (66.7)	$ 40.8	$ (66.9)

        We use warehouse facilities to finance a significant portion of our loan originations on a short-term basis. It is our intention to utilize the maximum allowable leverage ratio, defined as our total liabilities divided by our stockholders’ equity, for our warehouse financing.

        Our liquidity strategy is to maintain sufficient and diversified warehouse facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of whole loan purchasers, and to establish the ability to execute our own securitizations. We expect that this strategy will provide us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate.

        In the past, we have financed our operations through increased warehouse borrowing, additional capitalization, and cash income generated from our operations. In the future, realization of our new business strategy will depend on our ability to secure sufficient warehouse facilities to fund larger volumes of loans and our ability to execute securitization transactions and other forms of financing in order to finance our mortgage investment portfolio long-term. To fund the increased loan volume necessary to establish a securitization program, we expect our future liquidity needs to exceed our historical warehouse facility capacity. Currently, we have an aggregate borrowing capacity under our warehouse facility of $604 million, and we believe that we need to increase that borrowing capacity, either under those facilities or through the addition of new facilities, in the aggregate of $1 billion. The extent of this borrowing in turn depends on our net worth and requires certain restricted cash deposits to be maintained with the lender. In addition to cash earnings generated from our operations, we intend to increase our cash and net worth through offerings of our equity or debt securities.

      Warehouse and Repurchase Facilities

        As of September 30, 2005, we had four warehouse facilities with three financial institutions. After funding the loans, we typically sell our mortgage loans within 30 to 60 days of origination and pay off the warehouse facilities with the sale proceeds. During the three months ended September 30, 2005, we discontinued our warehouse facility with Impac Warehouse Lending Group. Three of our warehouse facilities are structured as repurchase agreements, where the financial institution will provide the funds for origination of loans and will hold (warehouse) the collateral until we repurchase the loans to sell them to an investor. Under the terms of such agreements, the investor would send the proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

        The majority of our warehouse facilities are committed lines, meaning the financial institution, or lender, is obligated to fund up to the committed amount, subject to our meeting financial and other covenants. Certain warehouse facilities are discretionary, meaning the lender may fund the loans at its discretion. All of our current warehouse facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received all of the related loan documents. Additionally, our current warehouse facilities contain sub-limits for particular product types, collateral types, delinquency, aging, and other limitations. Our warehouse facilities are secured by the loans we originate. Although all of our warehouse facilities mature in the next twelve months, we expect to renew and extend the maturity of our warehouse facilities in the ordinary course of business. To complete the reorganization, The Mortgage Store will need to obtain consents from the warehouse lenders to the reorganization and those warehouse facilities may also need to be amended as to financial covenants, commitment amount, and other terms. Additionally, TMSF REIT will either need to enter into its own warehouse facilities or become a co-borrower on The Mortgage Store warehouse facilities to purchase and fund loans from The Mortgage Store. We cannot assure you that we will be able to obtain the consents and amendments we need to the existing warehouse facilities or to obtain new warehouse facilities at the REIT level. Our warehouse facilities bear interest at a spread over one month LIBOR, which was 3.86% as of September 30, 2005. The following is a summary by lender as of September 30, 2005.

Warehouse Lender	Committed Amount	Uncommitted Amount	Total Facility Amount	Maximum Portion Available for Wet Funding	Outstanding Principal Balance(3)	Expiration Date
	(dollars in thousands)

Lehman Brothers Bank, FSB	$100,000	$0	$100,000	$20,000	$43,500	04/06/2006
Washington Mutual Bank, FA(1)	4,000	0	4,000	3,500	1,600	05/06/2006
Washington Mutual Bank, FA(2)	400,000	0	400,000	87,500	204,700	05/06/2006
EMC Residential Mortgage Corporation	100,000	0	100,000	25,000	23,900	04/18/2006

Total	$604,000	$0	$604,000	$136,000	$273,700

________________________
     (1)   Warehousing Credit and Security Agreement
     (2)   Early Purchase Facility
     (3)   As of September 30, 2005

        Lehman Brothers Repurchase Facility. We have a repurchase facility with Lehman Brothers Bank, FSB. As of September 30, 2005, the repurchase facility had a maximum commitment of $100 million. This facility has a one year term. This facility has a cost of borrowing equal to the one-month LIBOR rate plus a spread between 1.0% and 1.375%. As of September 30, 2005, we had an outstanding balance of $43.5 million on this facility.

        Washington Mutual Warehouse Facility. We have a $4 million revolving credit facility with Washington Mutual. In August 2005, this facility was reduced from $10 million to $4 million. The cost of borrowing under this agreement is equal to one-month LIBOR plus a spread between 1.375% and 2.00% based on type of loan and period of time for which the loan is subject to the facility. As of September 30, 2005, we had an outstanding balance of $1.6 million on this facility.

        Washington Mutual Early Purchase Facility. We have an early purchase facility with Washington Mutual pursuant to which certain qualifying loans are acquired by Washington Mutual immediately upon origination. Under terms of this purchase agreement we retain the right to service the mortgage loans. As a condition of the acquisition of a mortgage loan by Washington Mutual, we assign to Washington Mutual the related commitment by a “takeout investor” to purchase the mortgage loan on a servicing released basis at a specified future date within 90 days of origination. Under this facility, the purchase price for a mortgage loan is the lesser of 98% of the related takeout investor’s purchase price or the original principal balance of the loan. Loan financings under this facility meet the criteria under FASB Statement No. 140 for the “transfer of financial assets” and therefore are accounted for as sales. Accordingly, the loans are not reflected on our balance sheet. Upon receipt of funds from a takeout investor, Washington Mutual releases its interest in the related loan and transfers excess funds related to the servicing right to us. Loans for which a commitment from a takeout investor is not obtained within 90 days are transferred to our other warehouse facility with Washington Mutual described above. As of September  30, 2005, this early purchase facility had a maximum revolving purchase commitment of $400 million. As of September 30, 2005, we had an outstanding balance under this facility of $204.7 million. The mortgage interest income from loans originated through this facility from the time of funding to the date of their sale to a takeout investors was not material to the financial statements as of September 30, 2005 and therefore no asset or non-cash revenue has been recognized.

        EMC Residential Mortgage Repurchase Facility. We have a $100 million facility with EMC Residential Mortgage Corporation. The cost of borrowing under this facility is equal to the one-month LIBOR plus a spread between 1.75% and 2.00 % based on type of loan and period of time for which the loan is subject to the facility. As of September 30, 2005, we had an outstanding balance of $23.9 million on this facility.

        Our warehouse facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of September 30, 2005 we were in compliance with the covenants of our warehouse facilities.

        Our warehouse facilities are currently obligations of The Mortgage Store. Each warehouse facility provides the lender with the right to reevaluate the loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings.

        We are currently negotiating amendments to the agreements governing our warehouse facilities and expect to enter into such amendments as soon as practicable following the closing of the reorganization. We may not be able to negotiate such amendments in a manner sufficient to successfully execute our business plan. Our inability to access the capital markets could have a negative impact on our growth of taxable income and also our ability to pay dividends. As part of the amendments, we expect to remove TMSF Holdings and add TMSF REIT as a co-borrower under some of the warehouse facilities. As a result, TMSF REIT will become jointly and severally liable for the obligations under the warehouse facilities with The Mortgage Store. Both The Mortgage Store and TMSF REIT are expected to have the right to borrow the unused portion of the maximum facility amounts and the full amounts of any sub-limits. The assets of The Mortgage Store and TMSF REIT respectively, may secure the borrowings of both The Mortgage Store and TMSF REIT. We expect that financial and other covenants will be added for the consolidated entities. A default by either The Mortgage Store or TMSF REIT may also be deemed a default of the other. In those facilities where TMSF Holdings does not become a co-borrower with The Mortgage Store, TMSF REIT may guarantee the obligations of The Mortgage Store under such warehouse facilities.

      Additional Equity Requirement

        We cannot qualify as an REIT and will not make the REIT election unless we can (A) acquire sufficient REIT qualifying assets, which include interests in real property, interests in mortgages on real property and mortgage-backed securities that represent ownership interests in pools of mortgage loans, such that the value of our taxable REIT subsidiaries constitutes no more than 20% of our total assets and (B) satisfy the condition that not more than 50% of the value of TMSF REIT’s outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. After the reorganization, Raymond Eshaghian, Aaron Yashouafar, Solyman Yashouafar, and H. Joseph Nourmand will own approximately 62.1%, 13.4%, 11.9%, and 7.3%, respectively, and collectively will hold approximately 94.3% of the value of TMSF REIT’s outstanding stock, calculated in accordance with the applicable REIT ownership rules. As such, we will need to raise sufficient capital to dilute their ownership in order to qualify as an REIT. To grow our on-balance sheet loan portfolio of REIT qualifying assets, we will need to increase our loan production. We will need to finance this increased loan production by increasing our borrowing capacity under our warehouse facilities. These warehouse facilities, however, contain covenants that require that we maintain a ratio of our debt (including borrowings under these warehouse facilities) to equity not in excess of certain thresholds. Therefore, in order to increase our warehouse borrowings we will need to raise additional capital.

        Our current plan is to raise the additional capital in an offering of our common stock to “qualified institutional buyers” that is exempt from the registration requirements of the Securities Act. We would raise this capital after the completion of the reorganization and within a timeframe that would allow us to qualify to be taxed as a REIT commencing with tax year in which we complete the reorganization. Our current plan is to complete the reorganization in 2006, which means that we will need to complete the offering during 2006 with sufficient time before year-end to deploy the capital in a manner consistent with the proposed REIT election. While our board has not yet determined the amount of capital to be raised in any private offering of our securities, the factors our board will consider include the amount needed to meet the REIT assets tests, ownership tests and distribution requirements, and the amount needed to have sufficient working capital to effect our business strategy.

        If the private offering of our securities is an offering of our common stock, we expect that the investors will require us to agree to register for resale those shares. That means we may be obligated to file a registration statement to register the resale of those shares within 30 to 120 days of the close of the private offering.

Contractual Obligations and Commitments

        The following tables summarize our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of December 31, 2004.

	Payments Due by Period (dollars in thousands)
Contractual Obligations - As of December 31, 2004	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Warehouse facility - line of credit	$ 6,260,817	$ 6,260,817	-	-	-
Warehouse facility - repurchase agreements	109,293,330	109,293,330	-	-	-
Operating leases	483,450	483,450	-	-	-

Total contractual cash obligations	$116,037,597	$116,037,597	-	-	-

      Commitments and Contingencies

        We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our borrowers. These financial instruments primarily represent commitments to originate and sell loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized on our consolidated balance sheet. We believe the credit risk is mitigated by our evaluation of the creditworthiness of potential borrowers on a case-by-case basis. Currently we do not hedge the interest rate risk on our commitments to originate loans.

        In the ordinary course of business, we provide representations and warranties to purchasers of the mortgage loans we originate. Under certain circumstances, we could become liable to repurchase loans if there has been a breach of the representations and warranties. Additionally, in some cases we may refund the premium paid by the buyers if a loan is prepaid in full within a certain amount of time from the date of sale (generally within six months). We record a reserve for potential repurchases and premium refunds, which is charged to gain on sale of loans. The reserve represents our estimate of the total losses we expect to occur and is considered by management to be adequate based upon the evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold.

        We record every repurchase demand as an obligation to repurchase. Many demands, however. are subsequently withdrawn or rescinded by the buyers once the deficiencies are cured. Typically a repurchase demand arising from early payment default that is resolved either by re-pricing the loan, where the buyer receives a discount and keeps the note without further recourse, or by indemnifying the buyers against future losses. Once a loan is re-priced or the demand is rescinded we reduce our obligation accordingly. When we can not reach an agreement on re-pricing or we believe that we could mitigate losses more efficiently, we may repurchase the loan and hold it until its disposition. In certain cases, we may agree with the buyer that their servicer continues the foreclosure process of seriously delinquent loans and we reimburse the buyer for their actual loss after sales of the property. We take loss reserves for loans that we are required to repurchase or are holding on our balance sheet:

        The following table summarizes the outstanding obligations to repurchase loans and loss reserves at respective dates.

	Obligations to Repurchase Loans (dollars in thousands)
	December 31,			September 30,
	2004	2003	2002	2005	2004
Obligation to repurchase	4,318	-	-	6,126	3,584

Loss reserve for mortgage loans to be repurchased	475	-	-	774	456

        Commitments to originate and sell loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. Also, external market forces impact the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements.

Inflation

        Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors influence our performance far more than does inflation. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily on our net earnings as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

Newly Issued Accounting Pronouncements

        In March 2005, the FASB issued FASB Interpretation, FIN, No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on our financial statements.

        In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005, or December 31, 2005 for small business issuers. As a result, we must adopt SFAS No. 123(R) by the first quarter of 2006.

        In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

RISK FACTORS

Risks Related to Our Business

We may not be able to obtain the cash required to execute our business plan.

        Execution of our business plan. We require a significant amount of cash to fund our mortgage loan originations, to pay our mortgage loan origination expenses and to hold our mortgage loans pending securitization or sale. We also need cash to meet our working capital requirements, debt repayment obligations and other cash needs. We may also require cash to meet margin calls under the terms of our warehouse facilities if there is a decline in the market value of the mortgage loans that collateralize our indebtedness under our warehouse facilities.

        We expect that our primary sources of cash to fund our operations will consist of:

  our warehouse facilities;
  repurchase agreements;
  the issuance of asset-backed securities in connection with the securitization of our mortgage loans;
  the net interest income we receive from our mortgage loan portfolio;
  our operating profits;
  the proceeds from the sale or repayment of our mortgage loans; and
  the net proceeds from any offerings of our equity or other debt securities.

        We cannot assure you that we will be able to generate the amount of cash required to successfully execute our business plan. Our inability to access the capital markets could have a negative impact on our growth of taxable income and also our ability to pay dividends.

We depend on our warehouse facilities to execute our business plan and our inability to access funding could have a material adverse effect on our results of operations, financial condition, and business.

        Our ability to fund our mortgage loans depends to a large extent upon our ability to secure warehouse financing on acceptable terms. The Mortgage Store currently funds the mortgage loans it originates through warehouse facilities under which it is the borrower. We can provide no assurance that we will be successful in establishing sufficient warehouse facilities either by increasing the amounts available under existing warehouse facilities or by the addition of new warehouse facilities. Pending the securitization of a pool of mortgage loans, if any, or other sale thereof, we will fund the origination of our mortgage loans through borrowings from warehouse facilities. The majority of The Mortgage Store’s current warehouse facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loans documents. Substantially all of our mortgage loans are initially “wet” funded. As of September 30, 2005, the aggregate amount of funds available to “wet” fund loans under the warehouse facilities was $136 million.

        As of September 30, 2005, we financed substantially all of our existing loans through four warehouse facilities with three financial institutions. Each of our existing warehouse facilities is renewable for one-year terms. Because our warehouse facilities are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales and our portfolio of mortgage loans.

        It is possible that the lenders that provide us with financing, either under our existing warehouse facilities or under any new warehouse facilities, could experience changes in their ability to advance funds to us, independent of our performance or the performance of our mortgage loans. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the warehouse facilities that they provide to us. Our lenders also may revise their eligibility requirements for the types of residential mortgage loans they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Financing of equity based lending, for example, may become more difficult in the future. Moreover, the amount of financing we receive under our mortgage loan warehouse facilities is directly related to the lender’s valuation of the mortgage loans that secure the outstanding borrowings. Our current mortgage loan warehouse facilities grant the respective lender the absolute right to reevaluate the market value of the mortgage loans that secure our outstanding borrowings at any time. In the event a lender determines that the value of the mortgage loans has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional mortgage loans to such lender without any advance of funds from the lender for such transfer of mortgage loans or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, and business.

        In July 2004, we entered into an early purchase facility with Washington Mutual where qualifying loans are purchased by Washington Mutual immediately upon funding, provided that we retain the right to service and resell the loans to a takeout investor for a period of 90 days. Loan originations under provisions of this facility are recognized as sales of loans and are not reflected on our balance sheet. For loans that we originate through this facility, we recognize the origination fee and other lender fees at the time of funding and all corresponding commissions and fees to be paid are recognized immediately. If a loan is not purchased by a takeout investor within 90 days of the sale under the early purchase facility, we are required to repurchase those loans and the loans are put back on our balance sheet. If we were to breach the takeout investor requirement and did not have sufficient funds to repurchase the related loans under this facility, that breach might trigger cross-defaults in our other warehouse facilities and have a material adverse effect on our business. In addition, if loan originations under provisions of this facility are not recognized as sales of loans and are required to be reflected on our balance sheet, we may breach financial covenants triggering defaults under our warehouse facilities which may have a material adverse effect on our business. Moreover, failure to obtain sales treatment under this facility may require us to restate our prior financial statements which may have a material adverse effect on our business.

Our investment and leverage strategy could reduce our net income and the amount available for distributions and cause us tosuffer substantial losses.

        We generally expect to borrow in excess of 10 to 15 times the amount of our consolidated equity capital, although at times our borrowings may be above or below our expectation. We intend to incur this indebtedness by borrowing against a substantial portion of the market value of the mortgage loans held in our portfolio. Our total indebtedness, however, is not expressly limited by our policies and will depend on our and each of our warehouse lenders’ estimates of the stability of our investment portfolio’s cash flow. We may not be able to meet our debt service obligations from our income and, to the extent we cannot, we may be required to liquidate our mortgage loans at disadvantageous prices or raise capital, which may not be available on reasonable terms or at all, each of which could have a material adverse effect on our results of operations, financial condition and business. Our use of leverage could also amplify the risks associated with other risk factors, which could reduce our net income and the amount available for distributions or cause us to suffer a loss. For example, most of our borrowings will be secured by the mortgage loans held in our investment portfolio. A decline in the market value of the mortgage loans used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell mortgage loans under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the mortgage loans, we would experience losses.

Our existing warehouse facilities contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

        Our existing warehouse facilities contain extensive restrictions, covenants, and representations and warranties that, among other things, require us to satisfy specified financial, asset quality, loan eligibility, and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Our existing agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

         The covenants and restrictions in our warehouse facilities may restrict our ability to, among other things:

  incur or guarantee additional debt;
  make certain investments or acquisitions;
  make distributions on or repurchase or redeem capital stock;
  engage in mergers or consolidations;
  finance mortgage loans with certain attributes;
  reduce liquidity below certain levels;
  grant liens, incur operating losses for more than a specified period enter into transactions with affiliates; and
  hold mortgage loans for longer than established time periods.

        These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may significantly harm our business, financial condition, liquidity and results of operations.

In the future, we expect to depend upon securitizations of our mortgage loans to generate stable cash flow which may not be successful.

        In the future, we expect to rely on securitizations of our mortgage loans to generate cash proceeds for repayment of our warehouse facilities, to originate additional mortgage loans and to make distributions to our stockholders. We, however, have no experience in securitizing mortgage loans. Accordingly, we cannot assure you that we will be successful in securitizing a substantial portion of the mortgage loans we originate. In addition, even if we are successful in launching a securitization program, we cannot assure you that the securitization market will continue to be available to us on favorable terms. Also, many of our whole-loan buyers purchase our mortgage loans intending to securitize them. The securitization market is dependent upon a number of factors, including economic conditions in the securities markets generally and more specifically, conditions in the asset-backed securities market. A decline in the securitization market or a change in the market’s demand for our loans could harm our results of operations, financial condition, and business. If it is not possible or economical for us to complete the securitization of a substantial portion of our mortgage loans, we may be unable or limited in our ability to pay down our warehouse facilities and originate future mortgage loans and may need to liquidate mortgage loans under adverse circumstances, which would have a material adverse effect on our results of operations, financial condition, liquidity, and business.

Once we begin our securitization program, poor performance of the mortgage loans in our securitization pools may impact our ability to market future pools

        Once we begin our securitization program, the poor performance of mortgage loans we have sold or securitized could limit our ability to sell or securitize mortgage loans in the future. In addition, the historical performance of the mortgage loans we originate may impact the perceived value of any future securities we may attempt to issue, and if such historical performance is poor, could adversely affect the ratings of our securities. If rating agencies issue unfavorable ratings or lower their rating relating to our securities, the costs of our future securitizations could increase and we may be limited in our ability to securitize our mortgage loans, which could have a material adverse effect on our business, financial condition, liquidity, and results of operations. Furthermore, the rating agencies could require us to increase the overcollateralization level for our securitizations. Increases in our overcollateralization levels would have a negative impact on the value of our retained interests in our securitizations and could require additional capital to fund the overcollateralization, which may not be available on reasonable terms, or at all, and which could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

The lack of specific loan performance data on the mortgage loans we have originated and sold previously makes it difficult to predict the performance of loans we intend to retain and any revenues from those loans.

        Historically, we have sold substantially all of the mortgage loans that we originate on a servicing-released basis and until recently we have not received loan performance data on these loans from the third-party servicers. As a result, we have been unable to track the delinquency, loss, and prepayment experience of our mortgage loans. Consequently, we do not have representative historical delinquency, bankruptcy, foreclosure, default or prepayment experience that may be referred to for purposes of estimating future delinquency, loss, and prepayment experience of the mortgage loans we will originate in the future. In view of our lack of historical loan performance data, it is extremely difficult to validate our loss or prepayment assumptions used to calculate assumed net interest income in future securitizations of our loans, which could cause us to receive less favorable pricing terms on the mortgage-backed securities we issue compared to more seasoned issuers with proven performance records. Differences between our assumptions and actual performance may have a material adverse effect on the pricing, interest rates and over-collateralization levels of our mortgage-backed securities and could have a material adverse effect on the timing and receipt of our future revenues and our cash flow.

We may not be able to successfully execute our credit enhancement strategies, which could restrict our access to financing and adversely affect our business.

        In connection with our proposed future securitizations, we may provide credit enhancement for a portion of the securities that we sell, called “senior securities,” to improve the price at which we will sell them. In the future, when we securitize our mortgage loans, we currently expect that the credit enhancement for the senior securities will primarily be in the form of excess interest to create and maintain overcollateralization, which refers to the extent to which the mortgage loan balance in our securitizations exceeds the balance of the issued debt securities, designating another portion of the securities we issue as “subordinate securities” (which have a lower payment priority and on which the credit risk from the mortgage loans is concentrated), paying for financial guaranty insurance policies for the loans, or a combination of the foregoing. There are no direct financial costs to the use of overcollateralization. By applying excess cash flow (mortgage interest income net of interest on the asset-backed securities, losses, and servicing fees) to pay down the asset-backed securities of the trust faster than the underlying mortgages, we will be able to create and maintain any required overcollateralization. If we use financial guaranty insurance policies and the expense of these insurance policies increases, the net interest income we receive will be reduced. We cannot assure you that credit enhancement features will allow us to achieve desirable levels of net interest income from the future securitizations of our mortgage loans.

The market for the subordinate securities we will retain from our securitization may be illiquid and we may not be able to sell subordinate securities at their stated value.

        Depending on market conditions, we may be required to issue a large amount of subordinate securities in a future securitization to improve the price of our senior securities. We have not issued any subordinate securities in a securitization. Accordingly, we cannot assure you that we can sell all of the subordinate securities we issue, which means may be required to retain a portion of the subordinate securities. These securities will have a lower payment priority, and thus the subordinate securities are the first to bear the credit risk from the mortgage loans and thus have the greatest risk of loss. In addition, an active trading market for our subordinate securities may never develop. As a result, the market for any subordinate securities we will issue could become temporarily illiquid or trade at steep discounts, thereby reducing the cash we would receive from a sale of our mortgage securities. This illiquidity could have a material adverse effect on our operations.

Our delinquency ratios, our performance, and financial condition may be adversely affected by the performance of third parties who service our mortgages.

        Historically, The Mortgage Store sold its mortgage loans on a servicing released basis. We do not expect to have significant servicing operations in the future and we will need to contract with a servicer to service our mortgage loans. We cannot assure you that we will be able to contract with a suitable servicer or if we do so that the servicer will continue servicing our mortgage loans. If we are unable to engage a servicer, in addition to providing the servicing of the mortgage loans, we could be required to make advances for delinquent payments and other servicing related costs, which could have a negative effect on our results of operations and financial condition

        We sell servicing rights or contract with third-parties for the servicing of all mortgages, and intend to do so for those in our securitizations. Our operations are subject to risks associated with inadequate or untimely servicing. Poor performance by a servicer may result in greater than expected delinquencies and losses on our mortgages. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. Also, with respect to mortgages subject to a securitization, greater delinquencies would adversely impact the value of our equity interest, if any, we hold in connection with that securitization.

Representations and warranties and protections against early payment default made by us in our loan sales and in our future securitizations may subject us to liability.

        We transfer and intend to transfer mortgages acquired and originated by us to the third parties or into a trust in exchange for cash in connection with our loan sales to third parties and our planned securitizations. The purchaser or trustee will have recourse against us with respect to the breach of the standard representations and warranties made by us at the time such mortgages are transferred. While we generally have recourse against our customers for any such breaches, there can be no assurance of our customers’ abilities to honor their respective obligations. Also, we engage in whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We generally limit the potential remedies of such purchasers to the potential remedies we receive from the customers from whom we acquired or originated the mortgages. In some cases, however, the remedies available to a purchaser of mortgages from us may be broader than those available to us against the sellers of the mortgages and should a purchaser enforce its remedies against us, we may not always be able to enforce whatever remedies we have against our customers. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount.

        In the ordinary course of our business, we are subject to claims made against us by borrowers and trustees in our securitizations arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees, officers and agents (including our appraisers), incomplete documentation and our failure to comply with various laws and regulations applicable to our business. Any claims asserted against us may result in legal expenses or liabilities that could have a material adverse effect on our results of operations or financial condition.

A prolonged economic downturn or recession would likely result in a reduction of our mortgage origination activity which could adversely affect our financial results.

        The United States economy has undergone in the past and may undergo in the future, a period of economic slowdown, which some observers view as a recession. An economic downturn or a recession may have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages may adversely affect our ability to maintain or expand our long-term mortgage portfolio, our principal means of generating earnings. In the case of our mortgage operations, a decline in mortgage activity may result in fewer loans that meet the criteria for purchase and securitization or sale, thus resulting in a reduction in interest income and fees and gain on sale of loans. We may also experience larger than previously reported losses on our long-term mortgage portfolio due to a higher level of defaults or foreclosures or higher loss rates on our mortgages should there be a period of economic slowdown.

Concentration of our mortgage loan originations in certain geographic areas, such as California, increases our exposure to the economic and natural hazard risks associated with those areas and could have a material adverse effect on our business, financial condition, and results of operations. Our business may be significantly harmed by a slowdown in the economy of California, where we conduct a significant amount of business.

        Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the years ended December 31, 2004, 2003, and 2002 approximately 71.4%, 91.4%, and 91.1% by loan amount respectively, of the loans we originated were collateralized by property located in California. For the nine months ended September 30, 2005 and September 30, 2004, approximately 63.5% and 74.2%, by loan amount respectively, of the loans we originated were collateralized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or wildfire, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans or cause losses in our investment portfolio, and significantly harm our business, financial condition, liquidity and results of operations.

The residential mortgage origination business is a cyclical industry, is currently at a relatively high level and is expected to decline in subsequent years, which could reduce our current levels of loan origination and our ability to generate net income in the future.

        The residential mortgage origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The residential mortgage industry has experienced rapid growth over the past three years largely due to historically low interest rates. During periods of rising interest rates, rate and term refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Our historical performance may not be indicative of results in a rising interest rate environment, and our results of operations may be materially adversely affected if interest rates rise. In addition, our recent and rapid growth may distort some of our ratios and financial statistics and may make period-to-period comparisons difficult. In light of this growth and our change in business strategy, among other factors, our historical performance and operating and origination data may be of little relevance in predicting our future performance.

We face intense competition that could adversely impact our market share and our revenues.

        We face intense competition from finance, investment banking and mortgage banking companies, mortgage REITs, internet based lending companies with relatively low entry barriers and, to a growing extent, from traditional bank and thrift lenders that have entered the non-conforming mortgage industry. As we seek to expand our business further, we will face a significant number of additional competitors, many of whom will be well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources.

        We also compete with federally chartered institutions and their operating subsidiaries that operate in a multi-state market environment. Federal statutes and rules governing federally chartered banks and thrifts allow those entities to engage in mortgage lending in multiple states on a substantially uniform basis and without the need to comply with state licensing and other laws including state and local “anti-predatory lending” laws affecting mortgage lenders. Federal regulators have expressed their position that these preemption provisions benefit mortgage subsidiaries of federally chartered institutions, as well. In January 2004, the Comptroller of the Currency finalized preemption rules that confirm and expand the scope of this federal preemption for national banks and their operating subsidiaries. Such federal preemption rules and interpretations generally have been upheld in the courts. In addition, such federally chartered institutions and their operating subsidiaries have defenses under federal law to allegations of noncompliance with such state and local laws that are unavailable to us. Moreover, at least one national rating agency has announced that, in recognition of the benefits of federal preemption, it will not require additional credit enhancement by federal institutions when they issue securities backed by mortgages from a state with predatory lending laws. As a non-federal entity, we will continue to be subject to such rating agency requirements arising from state or local lending-related laws or regulations. Accordingly, as a mortgage lender that is generally subject to the laws of each state in which we do business, except as may specifically be provided in federal rules applicable to all lenders (such as the Fair Credit Reporting Act, Real Estate Settlement Procedures Act or Truth in Lending Act), unlike those competitors, we are generally subject to all state and local laws applicable to mortgage lenders in each jurisdiction where we lend, including new laws directed at nonconforming mortgage lending. This disparity may have the effect of giving those federal entities legal and competitive advantages.

        The government-sponsored entities Fannie Mae and Freddie Mac have a size and cost-of-funds advantage that allows them to purchase mortgage loans with lower rates or fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including non-conforming mortgage loans, they do have the authority to buy mortgage loans. A material expansion of their involvement in the market to purchase non-conforming mortgage loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, should these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the non-conforming mortgage industry.

        The intense competition in the non-conforming mortgage sector has also led to rapid technological developments, evolving industry standards, and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale structure and information systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity, and results of operations.

        Competition in the industry can take many forms, including interest rates and costs of a mortgage loan, less stringent underwriting standards, convenience in obtaining a mortgage loan, type of mortgage loans, customer service, amount and term of a mortgage loan and marketing and distribution channels. Increased competition could have the effect of:

  lowering gains that may be realized on our mortgage loan sales or securitizations;
  lowering the interest rates, origination points and fees we are able to charge borrowers or otherwise affecting mortgage loan terms;
  reducing the volume of our mortgage loan originations and securitizations;
  lowering the value of our mortgage loans held for sale or retained in our mortgage loan portfolio;
  increasing our costs of originating, securitizing and selling mortgage loans;
  increasing our costs in connection with providing customer service and marketing;
  increasing the demand for our experienced personnel and, therefore, the possibility that our personnel may be recruited by our competitors; and
  lowering the industry standard for non-conforming underwriting guidelines by for example, providing for less stringent loan-to-value ratio requirements as competitors attempt to increase or maintain market share in the face of increased competition.

        The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the non-conforming mortgage industries. Any increase in these pricing and underwriting pressures could reduce the volume of our mortgage loan originations and sales and significantly harm our business, financial condition, liquidity, and results of operations.

        The expected cyclical decline in the mortgage industry’s overall level of originations following 2005 may lead to increased competition for the remaining loans. We cannot assure you that we will be able to continue to compete effectively in the markets we serve and our results of operations, financial condition, and business could also be materially adversely affected to the extent our competitors significantly expand their activities in our markets.

If we do not manage our growth effectively, our financial performance could be harmed.

        In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational, and financial infrastructure. As of December 31, 2004 and September 30, 2005, we had 170 and 255 salaried employees, respectively, in addition to 83 and 122 commission-based employees, respectively. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. As a result of these pressures, we cannot assure you that we will be able to:

  meet our capital needs;
  achieve our desired leverage level;
  expand our systems effectively;
  allocate our human resources optimally;
  identify and hire qualified employees;
  successfully securitize our mortgage loans;
  satisfactorily perform our servicing obligations; or
  incorporate effectively the components of any businesses that we may acquire in our effort to achieve growth.

        The failure to manage growth effectively would significantly harm our business, financial condition, liquidity, and results of operations.

The inability to attract and retain qualified employees could significantly harm our business.

        We depend upon our wholesale account executives and retail mortgage loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers, and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers, account executives, and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves our company there is an increased likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. We cannot guarantee that we will be able to attract or retain qualified personnel at reasonable costs or at all. If we are unable to attract or retain a sufficient number of skilled executive officers, account executives, or loan officers, we will be unable to effectuate our business strategy.

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease.

        A significant majority of our originations of mortgage loans come from independent brokers. For the quarter ended September 30, 2005, approximately 500 brokers, from a list of over 2,000 approved brokers, submitted loans to us; no broker represented more than 5% by loan amount of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity, and results of operations.

An interruption in or breach of our information systems may result in lost business.

        We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of mortgage loan origination, that reliance will increase. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer mortgage loan applications being received as well as slower processing of applications we do receive. While we have not experienced material failures or interruptions in the past, we cannot assure you that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any such failures or interruptions could significantly harm our business.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

        Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to effectively and efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, and provide process status updates instantly, as well as, other customer-expected conveniences that are cost-efficient to our process. Implementing and maintaining this new technology and becoming proficient with it may also require significant capital expenditures. In August 2005, we purchased mortgage industry specific software for loan origination and automation underwriting. We cannot assure that our implementation of this new software will be successful or that it will result in the expected loan production productivity gains. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive or our business will be significantly harmed.

Our mortgage products expose us to greater credit risks.

        We are an originator of Alt-A mortgages, and to a lesser extent, subprime mortgages. These are mortgages that do not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac and are not considered “conforming loans”. Our operations may be negatively affected by any investments in these mortgages. Credit risks associated with these mortgages are greater than those associated with conforming mortgages. The interest rates we charge on these mortgages are often higher than those charged for conforming loans to compensate for the higher risk and lower liquidity. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold, thereby, assuming the potential risk of increased delinquency rates or credit losses as well as interest rate risk. Additionally, the combination of underwriting criteria that differ from those applicable to conforming loans and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates or credit losses.

        There is increasing public policy debate focused on the rapid increase in the use of loans with interest-only features that require no amortization of principal for a protracted period or loans with potential negative amortization features, such as our Pay Option ARMs. Federal Reserve Board Chairman Allan Greenspan has recently expressed particular concern that some households may be using these loans to purchase homes that would otherwise be unaffordable, which may leave some mortgagors vulnerable to adverse events. Press reports indicate that a task force of federal regulatory agencies is preparing new underwriting and credit risk guidelines on option ARMs, interest-only mortgages and reduced-documentation loans offered by the nation’s lenders. While these guidelines may not be directly applicable to us because we are not an affiliate of a depository institution subject to supervision by a federal banking agency, they may reflect heightened regulatory scrutiny for non-amortizing or negative amortization loan products for certain types of borrowers.

Originations of “no income documentation/no verified assets” loans may expose us to a higher risk of delinquencies, foreclosures, and losses.

        We have experienced a rapid increase in our originations of “no income documentation/no verified assets” loans as we have focused on marketing these new products. In making “no income documentation/no verified assets” loans we generally place the most significant emphasis on the value of the property relative to the amount of the loan, rather than on a determination of the borrower’s ability to repay the loan from salary or savings. While the risk of losing one’s home is a powerful incentive to make scheduled mortgage payments, it is possible that a borrower simply does not have enough money to meet loan obligations and the lack of verification may thus make it more likely that a borrower will default on the loan. In this regard, the Mortgage Bankers Association of America, or MBAA, issued “Housing and Mortgage Markets: An Analysis” on August 23, 2005 in which it raised the issue of the relationship between borrower default and lack of verification of a borrower’s ability to repay a loan. It referenced other studies finding an increasing volume of stated income and no income lending in the Alt-A market. The MBAA suggested that this could indicate that these lending practices are extending beyond the intended creditworthy clientele and noted anecdotal evidence that some brokers or lenders are using the stated income programs to qualify borrowers who would not qualify under standard underwriting. When layered with other risk factors, the report comments that such lending practices are a risk factor that could lead to increases in default and loss rates in certain areas if unfavorable economic circumstances occur.

Lending to our type of borrowers based on our underwriting guidelines may expose us to a higher risk of delinquencies, foreclosures, and losses.

        The vast majority of loans we originate are underwritten generally in accordance with standards designed for non-conforming residential mortgages. Our market includes borrowers who may be unable to obtain mortgage financing from conventional mortgage sources. Mortgages made to such borrowers based on these underwriting standards generally entail a higher risk of delinquency and higher potential losses than mortgages made to borrowers who qualify for conventional mortgage sources. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on mortgages made to our borrowers based on our underwriting guidelines could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general.

        Many of the mortgage loans we make are underwritten under a “limited” or no documentation program, which generally places the most significant emphasis on the loan-to-value ratio based on the full value of the property and not on a determination of a borrower’s ability to repay the loan. On May 16, 2005, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union Administration jointly issued “Credit Risk Management Guidance for Home Equity Lending.” The guidance promotes sound credit risk management practices for institutions engaged in home equity lending both home equity lines of credit and closed-end home equity loans. Among other risk factors, the guidance cautions lenders to consider all relevant risk factors when establishing product offerings and underwriting guidelines, including a borrower’s income and debt levels, credit score (if obtained), and credit history, as well as the loan size, collateral value, lien position, and property type and location. It stresses that prudently underwritten home equity loans should include an evaluation of a borrower’s capacity to adequately service the debt, and that reliance on a credit score is insufficient because it relies on historical financial performance rather than present capacity to pay. While not specifically applicable to loans originated by us, the guidance is instructive of the regulatory climate covering low and no documentation loans, such as certain of our loan products.

        Further, any material decline in real estate values increases the LTV ratios of mortgages previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or losses after the mortgages are sold could adversely affect the pricing of our future loan sales and our ability to sell or securitize our mortgages in the future. In the past, certain of these factors have caused revenues and net earnings of many participants in the mortgage industry, including us, to fluctuate from quarter to quarter.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

        When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the mortgage loan application, property appraisal, title information, and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to mortgage loan funding, the value of the mortgage loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party, or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A mortgage loan subject to a material misrepresentation is typically not sellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The persons and entities that make such material misrepresentation are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them.

        We cannot assure you that our controls and processes that are designed to help us identify misrepresented information in our loan operations will detect all misrepresented information in our loan originations. We are subject to losses due to fraudulent and negligent acts in other parts of our operations. If we experience a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity, and results of operations would be significantly harmed.

We are exposed to environmental liabilities, with respect to properties that we take title to upon foreclosure, that could increase our costs of doing business and harm our results of operations.

        In the course of our activities, we may foreclose and take title to residential properties and become subject to environmental liabilities with respect to those properties. The laws and regulations related to environmental contamination often impose liability without regard to responsibility for the contamination. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Moreover, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based upon damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations would be significantly harmed.

Interest rate fluctuations may adversely affect our operating results, the market values of our mortgage loans held forsale, our retained interests in mortgage loan securitizations.

        Our Operations. Our operations, as a mortgage loan originator, and as an investor in mortgage loans, may be adversely affected by rising and falling interest rates. Interest rates have been low over the past few years; however increases in interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. These effects could decrease the amount of mortgages available to be acquired or originated by our mortgage operations which could adversely affect our operating results. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-term fixed interest rates. Increased loan prepayments could lead to a reduction in the number of loans in our long-term mortgage portfolio and reduce our net interest income. Rising interest rates may also increase delinquencies, foreclosures and losses on our adjustable rate mortgages.

        We are subject to the risk of rising mortgage interest rates between the time we commit to purchase mortgages at a fixed price through the issuance of individual or other rate-locks and the time we sell or securitize those mortgages. An increase in interest rates will generally result in a decrease in the market value of mortgages that we have committed to purchase at a fixed price, but have not been sold or securitized or have not been properly hedged. As a result, we may record a smaller gain, or even a loss, upon the sale of those mortgages or reduced income from our securitized portfolio of mortgage loans.

        The market values of our mortgage loans held for sale, our retained interests in mortgage loan securitizations and any mortgage-backed securities in which we may invest. Increases in interest rates might cause the fair market value of our mortgage loans, any retained interests in mortgage loan securitizations and any mortgage-backed securities in which we may invest, to decline. Our fixed-rate mortgage loans generally will be more negatively affected by increases in interest rates than will our adjustable-rate mortgage loans. In accordance with GAAP, we will be required to reduce the carrying value of our mortgage loans held for sale at our subsidiary, retained interests in mortgage loan securitizations and any mortgage-backed securities by the amount of any decrease in the fair value of such assets compared to amortized cost. If unrealized losses in fair value occur, we will have to either reduce current earnings or reduce stockholder’s equity without immediately affecting current earnings, depending on how we classify the mortgage loans, retained interests or mortgage-backed securities under GAAP. In each case, our net book value will decrease to the extent of any realized or unrealized losses in fair value, and could have a material adverse effect on our results of operations, financial condition, and business.

        Net interest income.The interest payable on the floating-rate mortgage-backed securities we will issue in securitizations generally will adjust monthly and will be based on shorter term floating interest rates, while the interest income we receive from our mortgage loans generally will either be fixed, adjust less frequently than monthly or be subject to caps on the rates the borrowers pay. Accordingly, when interest rates rise, the interest rates that we pay to finance our mortgage loan originations may rise faster than the interest rates on our mortgage loans, which could cause the net interest income to be generated by our mortgage loan portfolio to decrease.

We may experience reduced net earnings or losses if our liabilities re-price at different rates than our assets.

        We expect that our principal source of revenue in the future will be net interest income or net interest spread from our long-term mortgage portfolio, which is the difference between the interest we earn on our interest earning assets and the interest we pay on our interest bearing liabilities. The rates we pay on our borrowings are independent of the rates we earn on our assets and may be subject to more frequent periodic rate adjustments. Therefore, we could experience a decrease in net earnings or a loss because the interest rates on our borrowings could increase faster than the interest rates on our assets, if the increased borrowing costs are not offset by reduced cash payments on derivatives recorded in other non-interest income. If our net interest spread becomes negative, we will be paying more interest on our borrowings than we will be earning on our assets and we will be exposed to a risk of loss.

        Additionally, the rates paid on our borrowings and the rates received on our assets may be based upon different indices. Our long-term mortgage portfolio will include mortgages that are six-month LIBOR and one-to-seven year LIBOR hybrid ARMs. These are mortgages with fixed interest rates for an initial period of time, after which they begin bearing interest based upon short-term interest rate indices and adjust periodically. We generally fund mortgages with adjustable interest rate borrowings having interest rates that are indexed to short-term interest rates and adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and that increase is not offset by a corresponding increase in the rates at which interest accrues on our assets or by various cash payments on interest rate derivatives that we have in place at any given time, our net earnings will decrease or become a loss.

        ARMs typically have interest rate caps, which limit interest rates charged to the borrower during any given period. Our borrowings are not subject to similar restrictions. As a result, in a period of rapidly increasing interest rates, the interest rates we pay on our borrowings could increase without limitation, while the interest rates we earn on our ARMs would be capped. If this occurs, our net interest spread could be significantly reduced or we could suffer a net interest loss if not offset by a decrease in the cash payments on interest rate derivatives that we have in place at any given time.

The potential for negative amortization in the Pay Option ARM product could have an adverse effect on our credit.

        The Pay Option ARM loan is a unique adjustable-rate mortgage that can provide the borrower with up to four payment options each month and an introductory rate of interest, or start rate, that is usually much lower than the loan’s fully-indexed interest rate and will last from one month to five years, depending on the type of Pay Option ARM selected by the borrower. The minimum monthly payment is a fully amortizing payment based on the start rate and is the lowest payment that the borrower may select, which means that any other payment option, such as interest only, will not be available in any month that it is less than the minimum payment. After an initial introductory period, the interest rate can adjust monthly based on movements in the index. The minimum monthly payment, however, adjusts no more frequently than annually and each annual payment adjustment cannot exceed, in amount, a specified percentage of the previous year’s minimum monthly payment. As a result, depending on how the interest rate adjusts, the minimum monthly payment may not be sufficient to pay all the interest that accrued during the previous month. When this occurs and the borrower selects the minimum payment option, the unpaid interest is added to the principal balance. This is called negative amortization. Holding mortgage loans with negative amortization creates risks for our business through the increased amounts of debt owed on a borrower’s mortgage loan without any corresponding determination that the borrower is capable of paying such increased amount. The increased amount of debt may make it more likely that a borrower may be delinquent or default in payments after payment caps are no longer in effect because the increased principal amount of the mortgage loan and corresponding interest payment due on such amounts may be larger than a borrower’s ability to repay such amounts. In addition, unless the value of the property increases in an amount at least equal to the amount of the negative amortization, the increased debt owed may insufficient to satisfy the original loan-to-value or combined loan-to-value ratios for such property and, following a foreclosure, the value we realize upon a sale of such a property may not be sufficient to satisfy the increased debt owed to us as a result of negative amortization. If credit risks associated with the Pay Option ARM were to increase in severity, our earnings could be adversely affected.

Increased levels of early prepayments of mortgages may accelerate our expenses and decrease our net income.

        Mortgage prepayments generally increase on our ARMs when fixed mortgage interest rates fall below the then-current interest rates on outstanding ARMs. Prepayments on mortgages are also affected by the terms and credit grades of the mortgages, conditions in the financial markets, housing appreciation and general economic conditions. If we were to acquire mortgages at a premium and they are subsequently repaid, we would have to expense the unamortized premium at the time of the prepayment. We could possibly lose the opportunity to earn interest at a higher rate over the expected life of the mortgage. Also, if prepayments on mortgages increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets bearing comparable net interest margins. If prepayment rates differ from our projections, we may experience a change in net earnings due to a change in the ratio of derivatives to loans being interest rate risk managed. This change in net earnings may result in a reduction of cash flows from our mortgage loans net of financing costs as we have a higher percentage of derivatives costs related to these loans than originally projected.

        If the prepayment rates for our mortgage loans are higher than expected, our results of operations may be significantly harmed. When a borrower pays off a mortgage loan prior to the loan’s scheduled maturity, the impact on us depends upon when such payoff or “prepayment” occurs. Our prepayment losses generally occur after we sell (or securitize in the future) our mortgage loans and the extent of our losses depends on when the prepayment occurs. If the prepayment occurs within 12 to 18 months following a whole mortgage loan sale, we may have to reimburse the purchaser for all or a portion of the premium paid by the purchaser for the mortgage loan, again resulting in a loss of our profit on the mortgage loan. In addition, once we begin our securitization program, the net interest we receive from the securitizations will be reduced if there are prepayments, especially if the prepayments occur with respect to loans with interest rates high relative to the rest of the mortgage loan pool.

        Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of mortgage loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise. See “Regulatory and Legal Risks” below for a discussion of statutes related to prepayment penalties.

We may be subject to losses on mortgages for which we do not obtain credit enhancements.

        We do not obtain credit enhancements such as mortgage pool or special hazard insurance for all of our mortgages and investments. Generally, we require mortgage insurance on any mortgage with an LTV ratio greater than 80%. During the time we hold mortgages for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance. If a borrower defaults on a mortgage that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan and any insurance proceeds available to us through the mortgage insurer. In addition, since defaulted mortgages, which under our financing arrangements are mortgages that are generally 60 to 90 days delinquent in payments, may be considered negligible collateral under our borrowing arrangements, we could bear the risk of being required to own these loans without the use of borrowed funds until they are ultimately liquidated or possibly sold at a loss.

Declining real estate values could harm our operations.

        We believe the risks associated with our business will be more acute during periods of declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing homes to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings. Furthermore, declining real estate values will likely reduce our volume of cash-out refinancings and debt consolidation loans as the level of home equity available to secure such loans will be reduced. A cash-out refinancing occurs when a borrower obtains a new mortgage loan in an amount that exceeds the existing balance on the current mortgage in order to refinance the original mortgage and receive additional cash for other uses such as paying down or off consumer debt with a higher interest rate than on the mortgage loan. For the nine months ended September 30, 2005, approximately 27.7% by loan amount of our loan originations were cash-out refinancings and debt consolidation loans. In addition, declining real estate values significantly increase the likelihood that we will incur increased foreclosures and losses on our loans in the event of default. Therefore, any sustained period of declining real estate values could adversely affect both our net interest income from loans in our portfolio, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to you.

Our use of second mortgages exposes us to greater credit risks.

        Our security interest in the property securing second mortgages is subordinated to the interest of the first mortgage holder. Second mortgages also have a higher combined LTV ratio than the first mortgage. If the value of the property is equal to or less than the amount needed to repay the borrower’s obligation to the first mortgage holder upon foreclosure, our second mortgage loan will not be repaid.

We may change our policies in ways that harm our financial condition or results of operations.

        Our investment and financing policies with respect to other activities, including our growth, debt, capitalization, distributions and operating policies are determined by our board of directors. Our board of directors may change these policies at any time without a vote of our stockholders. A change in these policies might harm our financial condition, results of operations or business prospects.

We are exposed to potential risks from recent legislation with respect to internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.

        While we believe that we currently have adequate internal control procedures in place, we are evaluating our internal control systems to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. During this process, we will identify what might be deemed to be potential control deficiencies and will establish a process to investigate and, as appropriate, remediate such matters before the required deadline. We like all other public companies are incurring additional expenses and taking significant amounts of management’s time in an effort to comply with Section 404. Although we have made this project a top priority, we cannot assure you that all potential control deficiencies will be remediated before the mandated deadline or that we will receive an unqualified opinion from our external auditors regarding our internal controls over financial reporting.

        For example, in April 2005, we provided a loan for purchase of a multi-family property to its primary stockholder at existing market rates. The funds were wired to a licensed escrow company for the purchase of real estate. Upon review and advice of our outside counsel, it was determined that this loan potentially constituted a control deficiency as defined by Auditing Standard No. 2 of the Public Company Accounting Oversight Board as defined under Sarbanes-Oxley Act of 2002, because we, while engaged in the business of extending loans for real estate purchases, are not in the business of extending loans for multi-family properties. Thus, the loan was immediately recalled, and funds were returned to us.

        We now have policy of not making loans to directors, officers or stockholders beneficially owning 3% or more of our outstanding stock, major stockholder, that do not fall within its ordinary course of business of making loans secured by residential (properties with four or fewer units) real estate. Thus, it will be our policy not to extend funds or make loans of any type other than residential real estate loans to our officers, directors, or major stockholders, which loans include but are not limited to personal loans, loans secured by multi-family properties, and loans secured by commercial real estate.

Compliance with proposed and recently enacted changes in securities laws and regulations are likely to increase our costs and until shares of our stock are listed on a national securities exchange you may not get the full protections afforded by the Sarbanes-Oxley Act.

        The Sarbanes-Oxley Act of 2002 and rules and regulations promulgated by the Commission and the national securities exchanges have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We believe that these rules and regulations will make it more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of management and our board of directors, particularly to serve on our audit committee.

        Because shares of our common stock are not listed on any national securities exchange, we currently are not subject to the rules such exchanges have adopted in connection with Sarbanes-Oxley. Accordingly, you may not get the full protection afforded shareholders by those rules, such as the independence requirements for members of our board’s audit committee.

Risks and Effects of the Proposed Reorganization

Our business plan after the reorganization differs from our historical plan and we may not be able to successfully execute our new plan.

        Historically, our business consisted primarily of the sale of mortgage loans, on a whole loan basis, within 30 to 60 days after origination. We intend to retain a substantial portion of the mortgage loans we originate on a long-term basis. Therefore, our historical financial results may not be indicative of our future financial performance. By retaining a substantial portion of our mortgage loans, we will be assuming significantly more interest rate, loan default, and prepayment risk than we were subject to under its business plan where it sold loans quickly.

        To finance the mortgage loans we retain in our portfolio, we intend to begin a securitization program in addition to our warehouse facilities. We have no experience in securitizing mortgage loans. Securitizations are complex financing transactions. If we are not successful in our efforts to develop a securitization program and have to rely on warehouse facilities, we will likely have less cash available to fund our operations or to distribute to our stockholders than would be the case had we been able to undertake securitizations. In addition, the cost of borrowings under our financing facilities corresponds to a referenced interest rate plus or minus a margin. The margin varies depending on factors such as the nature and liquidity of the underlying collateral and the availability of financing in the market. We will experience net interest losses if the returns on our assets financed with borrowed funds fail to cover the cost of our borrowings.

There are additional risks associated with our proposed reorganization.

        If we are successful in effectuating our proposed reorganization, we will be faced with additional risks, such as: (1) our ability to satisfy complex rules in order to qualify as a REIT for federal income tax purposes, (2) the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules, (3) changes in federal income tax laws and regulations applicable to REITs, (4) our inability to obtain third party consents and authorizations in connection with the proposed reorganization, (5) increased cash requirements to meet our minimum REIT distribution requirements, (6) our hedging strategies may be limited by REIT requirements, (7) our failure or the failure of our subsidiaries to obtain and maintain licenses in the jurisdictions in which we do business, (8) the market price and trading volume of our common stock may be volatile following the proposed reorganization, and (9) various other REIT related risks that are further detailed in our preliminary information statement/prospectus as filed by TMSF REIT, Inc. with the SEC on September 30, 2005.

There are additional risks associated with a failure to accomplish the reorganization.

        If we fail to qualify as a REIT for our taxable year in which we complete the reorganization, we would be subject to federal income tax at regular corporate rates. If we fail to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our stockholders. This would likely have a significant adverse effect on the value of our securities. In addition, we would no longer be required to make distributions to our stockholders.

Regulatory and Legal Risks

The nationwide scope of our mortgage origination and servicing operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

        The mortgage banking industry is a highly regulated industry. Our origination business is subject to extensive federal and state laws and regulations, as well as judicial and administrative decisions of all jurisdictions. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict subprime mortgage loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. At the federal level, these laws and regulations include:

  the Equal Credit Opportunity Act and Regulation D;
  the Federal Truth in Lending Act and Regulation Z;
  the Home Ownership and Equity Protection Act, or HOEPA;
  the Real Estate Settlement Procedures Act, or RESPA, and Regulation X;
  the Fair Credit Reporting Act;
  the Fair Debt Collection Practices Act;
  the Home Mortgage Disclosure Act and Regulation C;
  the Fair Housing Act;
  the Telemarketing and Consumer Fraud and Abuse Prevention Act;
  the Telephone Consumer Protection Act;
  the Gramm-Leach-Bliley Act;
  the Soldiers and Sailors Civil Relief Act;
  the USA Patriot Act;
  the Fair and Accurate Credit Transactions Act; and
  the CAN-SPAM Act.

These laws and regulations among other things:

  impose licensing obligations and financial requirements on us;
  limit the interest rates, finance charges, and other fees that we may charge;
  prohibit discrimination both in the extension of credit and in the terms and conditions on which credit is extended;
  prohibit the payment of kickbacks for the referral of business incident to a real estate settlement service;
  impose underwriting requirements;
  mandate various disclosures and notices to consumers, as well as disclosures to governmental entities;
  mandate the collection and reporting of statistical data regarding our customers;
  require us to safeguard non-public information about our customers;
  regulate our collection practices;
  require us to avoid doing business with suspected terrorists;
  in some cases, impose assignee liability on the entities that purchase our mortgage loans or on us for loans we purchase.

        Our failure to comply with these laws can lead, among other things, to:

  civil and criminal liability, including potential monetary damages;
  loss of lending licenses or approved status required for continued lending operations;
  demands for indemnification or loan repurchases from purchasers of our loans;
  individual and class action lawsuits;
  administrative enforcement actions;
  inability to sell our loans; and
  inability to obtain credit to fund our operations.

        Although we have systems and procedures directed to comply with these legal requirements we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, which could render our current business practices non-compliant or which could make compliance more difficult or expensive. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to regulatory investigations, governmental enforcement actions, private causes of action, such as class action lawsuits, discomfort by our mortgage investors or warehouse lenders with respect to our compliance with applicable laws and regulations.

The increasing number of federal, state and local “anti-predatory lending” laws may restrict our ability to originate orincrease our risk of liability with respect to certain mortgage loans and could increase our cost of doing business.

        Several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending practices. The federal Home Ownership and Equity Protection Act, or HOEPA, identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, which is based on the interest rate and certain finance charges, or APR, exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the purchasers of our loans as well.

        Laws, rules and regulations have been adopted, or are under consideration, at the state and local levels, including in California, that are similar to HOEPA in that they impose certain restrictions on loans on which certain points and fees or the APR exceeds specified thresholds. The restrictions include prohibitions on “steering” borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, “flipping” or repeatedly refinancing loans, and making loans without a reasonable expectation that the borrowers will be able to repay the loans without regard to the value of the underlying property.

        Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten and impact the way in which a loan is underwritten. The remedies for violations of these laws are not based solely on actual harm to the consumer and can result in damages that exceed the loan balance. Liability for violations of HOEPA, as well as violations of many of the state and local equivalents, could extend not only to us, but to our secured warehouse lenders, institutional loan purchasers and securitization trusts that hold our loans and other assignees, regardless of whether such assignee knew of or participated in the violation.

        Local anti-predatory lending ordinances were passed in the cities of Oakland and Los Angeles California in 2001 and 2002, respectively. Each of these ordinances imposes additional and limitations and requirements that go significantly beyond those imposed under HOEPA and California’s anti-predatory lending statutes. The American Financial Services Association, or AFSA, brought an action against the City of Oakland, alleging that the Oakland ordinance is preempted by California’s law. Both the trial court and the appellate court held for the City of Oakland. The matter was appealed to the California Supreme Court, which heard arguments on November 4, 2004 and reversed the lower court’s decision. The City of Los Angeles repealed its ordinance effective May 23, 2005. However, many other jurisdictions have indicated their intent to enact similar ordinances. It is possible that these ordinances might impair our ability or willingness to make loans in those jurisdictions, which in turn might result in a significant reduction in the value or volume of loans we make in those jurisdictions.

        It is our policy not to originate loans that are subject to HOEPA or these state and local high cost loan laws, because the companies that buy our loans or provide financing for our loan origination operations generally do not want to buy or finance such loans. If we miscalculate the numerical thresholds described above, however, we may mistakenly originate or purchase such loans and bear the related marketplace and legal risks and consequences. These thresholds below which we try to originate loans create artificial barriers to production and limit the price at which we can offer loans to borrowers and our ability to underwrite, originate, sell and finance mortgage loans. We may cease doing business in jurisdictions in the future where we, or our counterparties, make similar determinations with respect to anti-predatory lending laws. In California, for example, a proposed amendment to its state anti-predatory lending law substantially could broaden the trigger test for loans subject to its restrictions. To the extent we do have financing and purchasers for such loans, we may, on a limited basis, make loans which exceed the APR or “points and fees” thresholds of these laws, rules and regulations.

        The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime loans, making it difficult to fund, sell or securitize any of our loans. If we decide to originate or buy loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

        Some of our competitors that are national banks or federally chartered thrifts and their operating subsidiaries may not be subject to these laws by virtue of federal preemptions and may as a consequence be able to capture market share from us and other lenders. As a mortgage lender that is generally subject to the laws of each state in which we do business, except as may specifically be provided in federal rules applicable to all lenders, we may be subject to state legal requirements and legal risks under state laws to which these federally regulated competitors are not subject, and this disparity may have the effect of giving those federal entities legal and competitive advantages. Passage of additional laws in other jurisdictions could increase compliance costs, lower fee income and lower origination volume, all of which would have a material adverse effect on our business, results of operations and financial condition.

        HOEPA and state and local high cost loan laws are not the only regulatory restrictions on lending based solely on the value of the mortgaged property without regard to a borrower’s ability to repay. The Office of the Comptroller of the Currency, the regulator of national banks, issued a final regulation last year that prescribed an explicit anti-predatory lending standard without regard to a trigger test based on the cost of the loan, which prohibits a national bank from, among other restrictions, making a loan based predominately on the foreclosure value of the borrower’s home, rather than the borrower’s repayment ability, including current and expected income, current obligations, employment status and relevant financial resources. On May 16, 2005, all of the federal banking agencies issued guidelines cautioning lenders to consider all relevant risk factors when establishing product offerings and underwriting guidelines, including a borrower’s income and debt levels, credit score (if obtained), and credit history, as well as the loan size, collateral value, lien position, and property type and location. It stresses that prudently underwritten home equity loans should include an evaluation of a borrower’s capacity to adequately service the debt, and that reliance on a credit score is insufficient because it relies on historical financial performance rather than present capacity to pay. Similarly, the Interagency Guidelines Establishing Standards for Safety and Soundness, which are applicable to federally chartered and certain other types of depository institutions, call for documenting the source of repayment and assessing ability of the borrower to repay the debt in a timely manner. This restriction would prevent national banks and their operating subsidiaries from purchasing the variation of our loans where no assessment is made of the borrower’s ability to repay the loan. While not specifically applicable to loans originated by us, the guidance and related banking regulations are instructive of the regulatory climate relating to low and no documentation loans, such as the stated income and no documentation loan products made by us. Our ability to finance the origination of our alternative documentation or no documentation loans and sell such loans to or the related securities to third parties could be impaired if our financing sources or mortgage investors are required or choose to incorporate prohibitions or requirements from certain anti-predatory lending practices into their eligibility criteria, even if the laws do not specifically apply to us.

        The United States Congress is also considering legislation, such as the Ney-Lucas Responsible Lending Act introduced in 2003, which, among other provisions, would limit fees that a lender is permitted to charge, including prepayment fees, restrict the terms lenders are permitted to include in their loan agreements and increase the amount of disclosure required to be given to potential borrowers. Similar legislation has been introduced this year in Congress. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business. We are evaluating the potential impact of these initiatives, if enacted, on our lending practices and results of operations. As a result of these and other initiatives, we are unable to predict whether federal, state or local authorities will require changes in our lending practices in the future, including reimbursement of fees charged to borrowers, or will impose fines. These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in California or any other state where we originate a significant portion of our mortgage loans.

State Attorneys General are working collectively to seek to use state deceptive and unfair trade practices laws and otherlaws to attack lending practices that are not otherwise known to be unlawful.

        In addition to complying with the myriad of federal, state and local consumer credit laws regulating mortgage lending practices, lenders have to be vigilant of efforts by state attorneys general to create new lending restrictions through enforcement actions. State attorneys general announce their application of state unfair and deceptive trade practices acts to mortgage lending through the filing of both complaints against individual companies identifying the allegedly illegal conduct and the corresponding consent order detailing the prospective practices the defendant has agreed to implement in connection with the settlement of the complaint. In 2002, several state attorneys general settled a case with a large subprime lender pursuant to which the lender agreed to implement practices that the related mortgage lending laws did not explicitly require. These practices included a limitation on lender fees of five percent of the original loan amount, a disclosure to potential borrowers of the interest rates available to such borrowers and the corresponding discount points available to buy down the interest rate, a prohibition on the imposition of a prepayment penalty term greater than 24 months from the date of loan origination, a determination that each loan provide a net tangible benefit to the borrower, and a prohibition on lender fees in connection with the refinancing of an existing mortgage loan owned by the lender or a lending subsidiary of the lender that was originated or refinanced within 12 months of the current refinancing. In many cases, the particular requirements are more restrictive than existing consumer credit laws that address the same topics. By its terms, the settlement applied only to the lender that executed the settlement agreement.

        On July 18, 2005, the New Mexico Attorney General wrote a form letter to 150 lenders of which we were not one, asking each lender to furnish information regarding its lending practices pertaining to those that were the subject of the 2002 settlement. In the accompanying press release, the New Mexico Attorney General expressed disappointment that the subprime lending industry has not adopted the consumer protection standards purportedly established for the industry as a whole within the settlement agreement involving a single lender. She further noted in the press release that the requested information will help her office determine if the other members of the subprime lending industry are following these consumer protection standards. Like most companies in the industry, we have not adopted the terms of the 2002 settlement, and New Mexico Attorney General’s recent letter suggests that there may be an increased effort by state attorneys general to leverage settlements with individual companies into industry wide restrictions, even if the related mortgage banking laws addressing the same issues are less restrictive that the terms of the settlement agreements.

        In this regard, a prospectus supplement filed with the Securities Exchange Commission on July 29, 2005 by an affiliate of a non-prime lender, states that the lender’s holding company was taking a financial charge to reflect estimated liability in connection with concerns raised by regulatory agencies and attorneys general in 30 states. A final settlement has not yet been reported, and the state attorneys general have not filed a complaint or a consent order. Presumably, the parties continue to negotiate prospective, injunctive relief provisions relating to the various matters at issue in the investigation. The prospectus supplement states that one of these issues involves stated income loans. Whether and how the issue of stated loans will be addressed in any final settlement in either a complaint or consent order will not be publicly known unless and until a final settlement is reached and announced. It is possible that the terms of a settlement, if any, resulting from this matter may reflect an interpretation of the law by the state regulatory agencies and attorneys general involved that raises questions as to the appropriateness of making stated income loans in general, rather than with respect to particular practices in which the lender may have engaged. In such event, the legal and business risks posed by certain of the types of loans made or acquired by us might be materially increased, and new legal considerations may become applicable to our business.

New regulatory laws affecting the mortgage industry may increase our costs and decrease our mortgage origination and acquisition.

        The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, recently enacted and proposed local, state and federal privacy laws and laws prohibiting or limiting marketing by telephone, facsimile, email and the Internet may limit our ability to market and our ability to access potential loan applicants. The Can Spam Act of 2003 establishes the first national standards for the sending of commercial email allowing, among other things, unsolicited commercial email provided it contains certain information and an opt-out mechanism. Similarly, the federal Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act statutes, designed to restrict unsolicited advertising using the telephone and facsimile machine, regulate unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages, and telephone facsimile machines.

        In 2003, The Federal Communications Commission, or the FCC and the United States Federal Trade Commission, or FTC, amended its rules to establish a national “do not call” registry. Generally, vendors are prohibited from calling anyone on that registry unless the consumer has initiated the contact or given prior consent. These rules generally have survived legal challenge. In view of the public concern with privacy, we cannot provide any assurance that the proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

        In addition, we will be subject to greater costs and potential liability under new “do not fax” rules adopted by the FCC that will become effective on January 9, 2006. These rules will make it unlawful for any person to send an unsolicited facsimile to another machine that contains any material advertising the commercial availability or quality of any property, good, or service, unless the recipient has expressly permitted the sending of such a facsimile in a signed written statement. In addition, the FCC’s rules require that each facsimile advertisement must contain the identity and telephone number of the business on whose behalf the facsimile is being sent, whether sent directly by that business or through a third-party service provider. Recipients of unwanted facsimiles thus will receive information allowing them to seek redress. Violators of these rules may be subject not only to enforcement actions by government agencies, but also to private suits by affected persons. Implementation of these rules and compliance therewith may increase our costs and increase our legal risks as well as reduce the overall size of the customer base from which we may solicit.

We make “yield spread premium” payments to mortgage brokers on many of our loans, and the uncertainty of the federal judicial interpretation of the legality of these payments may increase our exposure to litigation, related defense expenses and adverse judgments.

        A substantial portion of our mortgage loans are originated through independent mortgage brokers. Mortgage brokers provide valuable services in the loan origination process and are compensated for their services by receiving fees on loans. Brokers may be paid by the borrower, the lender or both. If a borrower cannot or does not want to pay the mortgage broker’s fees directly, the loan can be structured so that the mortgage broker’s fees are paid from the proceeds of the loan, or the loan can provide for a higher interest rate or higher fees to the lender thereby reducing or eliminating the loan fees paid by the borrowers. This form of compensation is often referred to as a “yield spread premium.” Regardless of its label or method of calculation, the payment is intended to compensate the broker for the services performed.

        Competitive forces currently demand that we pay mortgage brokers yield spread premiums on many of the loans we originate. The federal Real Estate Settlement Procedures Act, or RESPA, prohibits the payment of fees for the mere referral of real estate settlement service business. This law does permit the payment of reasonable value for services actually performed and facilities actually provided unrelated to the referral. There have been many lawsuits over the years questioning whether mortgage broker compensation paid by lenders constitutes illegal referral fees or permissible fees for services actually performed. Appellate court decisions have held, and the Department of Housing and Urban Development has issued a policy statement taking the position, that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal. Nevertheless, if other circuit courts that have not yet reviewed this issue disagree, there could be a substantial increase in litigation regarding lender payments to brokers and in the potential costs of defending these types of claims and in paying any judgments that might result.

Brokers are subject to separate regulation, and we may be subject to fines or other penalties based upon the conduct of our independent brokers.

        The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. For example, the FTC, entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its mortgage loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a subprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

If financial institutions face exposure stemming from legal violations committed by the companies to which they providefinancing or underwriting services, this could increase our borrowing costs and negatively affect the market for whole-loans and mortgage-backed securities.

        In June 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held it liable for 10% of the plaintiff’s damages. This instance of liability is the first case we know of in which an investment bank was held partly responsible for violations committed by a mortgage lender customer. Shortly after the announcement of the jury verdict in the California case, the Florida Attorney General filed suit against the same financial institution, seeking an injunction to prevent it from financing mortgage loans within Florida, as well as damages and civil penalties, based on theories of unfair and deceptive trade practices and fraud. The suit claims that this financial institution aided and abetted the same lender involved in the California case in its commission of fraudulent representations in Florida. As of the date of this information statement/prospectus, there has been no ruling in this case. If other courts or regulators adopt this “aiding and abetting” theory, investment banks may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some investment banks may charge more for warehouse lending and reduce the prices they pay for whole-loans to build in the costs of this potential litigation or exit the business entirely, thereby increasing our cost of borrowing. Any such increases could, in turn, have a material adverse effect on our results of operations, financial condition, and business prospects.

We are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, and we may be unable to compete effectively with financial institutions that are exempt from such restrictions.

        The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the loan. A prepayment penalty payable by a borrower who repays a loan earlier than expected helps offset the reduction in value resulting from the early payoff. Consequently, the value of a mortgage loan is enhanced to the extent the loan includes a prepayment penalty, and a mortgage lender can offer a lower interest rate or lower loan fees on a loan which has a prepayment penalty. Prepayment penalties are an important feature to obtain value on the loans we originate.

        Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we have relied on the federal Alternative Mortgage Transactions Parity Act, or the Parity Act, and related rules issued in the past by the Office of Thrift Supervision, or the OTS, to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption which federally chartered depository institutions enjoy with respect to alternative mortgage transactions, such as adjustable-rate mortgage loans. However, on July 1, 2003, a new OTS rule took effect that reduced the scope of the Parity Act preemption and, as a result, we are no longer able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption requires us to comply with state restrictions on prepayment penalties. These restrictions prohibit us from charging any prepayment penalty on first mortgages or second mortgages in several states, and restrict the amount or duration of prepayment penalties that we may impose in several states, as well. State laws regulating prepayment fees vary widely from state to state. Generally speaking, these laws fall into the following four categories: (a) prohibiting prepayment fees for all mortgage loans or certain mortgage loans; (b) authorizing prepayment fees subject to certain conditions, such as the creditor being licensed for certain loans, or pursuant to a certain formula for a certain period of time; (c) prohibiting or restricting prepayment fees for mortgage loans covered under the state’s anti-predatory lending law, but not for other mortgage loans; and (d) including prepayment fees in the calculation of points and fees for purposes of determining whether a loan is covered by an anti-predatory lending law. Also, even where prepayment fees are not prohibited or limited under state consumer credit laws, state attorneys general also have been questioning such fees under state laws outlawing unfair and deceptive acts or practices.

        Losing our pre-empted status with respect to state restrictions on prepayment penalties may place us at a competitive disadvantage relative to financial institutions such as national banks and federally-chartered thrifts that will continue to enjoy federal preemption of such state restrictions. Such institutions generally will be able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer.

Our business could be harmed if courts rule that the OTS exceeded its statutory authority in adopting regulations in 1996 that allowed lenders such as us to rely on the Parity Act to preempt state restrictions on prepayment penalties for adjustable-rate mortgages.

        As discussed, prior to July 2003 we were able to rely on the Parity Act to preempt state restrictions on prepayment penalties. However, a New Jersey state appellate court departed from prior decisions in other jurisdictions to hold that the OTS did not have the authority to adopt regulations in 1996 that allowed lenders like us to rely on the Parity Act to preempt state limitations on prepayment penalties with respect to adjustable-rate mortgages. Although the New Jersey Supreme Court reversed the appellate court decision in May 2004, that reversal could be appealed, and if it were appealed successfully or if courts in other jurisdictions reach similar conclusions to those reached by the New Jersey state appellate court, we could face litigation regarding the enforceability of prepayment penalties on our outstanding adjustable-rate loans originated prior to July 1, 2003. We could also be subject to similar litigation relating to charges that were imposed on our customers who paid prepayment penalties in connection with prepayments of loans prior to July 1, 2003. We could also face contractual claims from our institutional loan purchasers stemming from representations we made regarding the enforceability of our prepayment penalties. Such litigation and claims could have a material adverse effect on our business, results of operations and financial condition.

Our failure or the failure of our subsidiaries to obtain and maintain licenses in the jurisdictions in which we do business could have a material adverse effect on our results of operations, financial condition, and business.

        We operate in a highly regulated industry, and we and our subsidiaries are subject to licensing requirements in the various states where we do business. Failure to maintain these licenses and approvals would limit, delay and disrupt our operations in certain geographical regions, and perhaps nationwide, and could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

We may be subject to various legal actions, which if decided adversely, could have a material adverse effect on us.

        Because the non-conforming mortgage lending and servicing business, by its nature, involves the collection of numerous accounts, the validity of liens and compliance with local, state and federal lending laws, mortgage lenders and servicers are subject to, and we may become subject to, numerous claims and legal actions in the ordinary course of business. These legal actions include lawsuits brought as class actions that allege violations of various federal, state and local consumer protection laws. While we cannot predict the ultimate legal and financial liability with respect to legal actions brought against us, an adverse judgment in one or more legal actions could have a material adverse effect on our financial condition. In addition, in recent years, both state and federal regulators have subjected the practices of non-conforming mortgage lenders to particularly intense regulatory scrutiny, which has resulted in a number of well-publicized governmental and other investigations of other mortgage lenders in our industry. Lawsuits can be very expensive, harm a company’s reputation and otherwise disrupt operations. We cannot assure you that we will not be the subject of legal actions that could materially and adversely affect our financial condition. Any such investigation of us could have a material adverse effect on our business, results of operations, liquidity, and financial condition.

If many of our borrowers become subject to Service members Civil Relief Act of 2003, our cash flows and interest income maybe adversely affected.

        Under the Servicemembers Civil Relief Act, which re-enacted in 2003 the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, during the period of the borrower’s active duty status. This act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. The recent significant mobilization by the U.S. Armed Forces could increase the number of our borrowers who are subject to this Act, thereby reducing our cash flow and the interest payments collected from those borrowers, and in the event of default, delaying or preventing it from exercising the remedies for default that otherwise would be available to us.

We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use and security of customer information.

        The federal Gramm-Leach Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collection, use and security of financial and other nonpublic information provided to us by applicants and borrowers. In addition, California and Vermont, among other states, have enacted, and several other states are considering enacting, even more stringent privacy or customer-information-security legislation, as permitted under federal law. Because laws and rules concerning the use and protection of customer information are continuing to develop at the federal and state levels, we expect to incur increased costs in our effort to be and remain in full compliance with these requirements. Nevertheless, despite our efforts we will be subject to legal and reputational risks in connection with our collection and use of customer information, and we cannot assure you that we will not be subject to lawsuits or compliance actions under such state or federal privacy requirements. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.

Recent cases may limit our ability to foreclose on a defaulted loan in Florida if the loan is registered on the Mortgage Electronic Registration System

        Mortgage Electronic Registration Systems, Inc., or MERS, operates a national electronic registration system, or MERS System for mortgages and related instruments. As a subscriber to the MERS System, we designate MERS as our nominee or the mortgagee of record for the purpose of recording mortgages and related instruments, or MERS Instruments, in the county where the subject real property is located. The MERS Instruments are registered in a central database, which tracks all future transfers of the beneficial ownership interests and servicing rights among MERS members.

        Two recent Florida cases raise a question whether MERS may bring a foreclosure action on our behalf. Circuit courts in the sixth and eleventh judicial districts in Florida, have recently held that MERS does not have standing to bring a foreclosure action against a borrower in default in Florida. Unless these cases are overturned on appeal, we will have to assign defaulted loans in Florida to someone other than MERS. Assigning default loans to third parties in Florida will result in increased costs. If a substantial number of our loans in Florida become defaulted, or if other states follow the decisions of the Florida courts, the resulting increased costs of foreclosure may have a materially adverse effect on our results of operation, business, or financial condition.

Risks Related to Our Organizational Structure

Our Chief Executive Officer and President owns a significant amount of our outstanding common stock and may significantly influence the management and policies of our company, in ways with which you may disagree.

        Raymond Eshaghian, our Chief Executive Officer, President, Secretary and Chairman of our board of directors, directly and indirectly through others beneficially owns or controls over 62.1% of our outstanding shares of common stock, assuming the exercise of all options and warrants currently outstanding. Mr. Eshaghian is able to exercise significant influence over the election of our directors, and therefore, our management and policies, through his voting power. He may vote his or cause his affiliations to vote its shares of our common stock in ways with which you may disagree or which may be adverse to your interests as a stockholder, and this voting concentration may discourage, delay or prevent a change in control or acquisition of our company, even one that you believe is beneficial to you as a stockholder.

Loss of Messrs. Eshaghian, Najand, or Reading could result in a material adverse effect on our business.

        Our future success depends to a significant extent on the continued services of Messrs. Eshaghian, Najand, and Reading. The loss of the services of Messrs. Eshaghian, Najand or Reading could have a material adverse effect on our results of operations, financial condition, and business.

Risks of Ownership of Our Common Stock

Because there historically has been a limited amount of trading in the our common stock, there can be no assurance that ourstock price will not decline.

        Lack of trading market. Although the our common stock trades on the OTC Bulletin Board, the public market for our common stock historically has not been very liquid and a regular trading market for the securities may not be sustained in the future. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ’s automated quotation system, or the NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price.

        Our common stock is considered a “penny stock”. Our common stock is considered to be a “penny stock” because it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) the stock is not traded on a “recognized” national exchange; (iii) the stock is not quoted on the NASDAQ Stock Market, or even if so, has a price less than five dollars ($5.00) per share; or (iv) the stock is issued by a company with net tangible assets less than $2,000,000, if in business more than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock and must trade it on an unsolicited basis.

        Broker-dealer requirements may affect trading and liquidity. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares of our common stock available for future sale could have an adverse effect on our stock price.

        Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. The issuance of additional shares of our common stock may be available for sale in the public markets. In addition, a substantial number of shares of our common stock may, pursuant to employee benefit plans, be issued or reserved for issuance from time to time and these shares of common stock may be available for sale in the public markets from time to time. We presently have 1,542,000 shares of our common stock subject to options that are immediately exercisable and an additional 640,500 shares subject to options that vest over the next [five] years. We cannot predict the effect that future sales of shares of our common stock will have on the market price of our common stock.

The market price and trading volume of our common stock may be volatile.

        The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

  market reaction to our reorganization;
  issuance of new equity securities pursuant to a future offering;
  actual or anticipated variations in our quarterly operating results or distributions;
  changes in our funds from operations or earnings estimates or publication of research reports about us, if any, or the real estate industry;
  changes in market interest rates;
  changes in market valuations of similar companies;
  competitive developments, including announcements by us or our competitors of new products or services or significant contracts, regulations, strategic partnerships, joint ventures or capital commitments;
  adverse market reaction to any increased indebtedness we incur in the future;
  additions or departures of key management personnel;
  actions by institutional stockholders;
  depth and liquidity of the market for our common stock;
  speculation in the press or investment community; and
  general market and economic conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

        Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations. We may be directly affected by the level of and fluctuations in interest rates, which affects the spread between the rates of interest received on our mortgage loans and the related financing rate. Our profitability could be adversely affected during any period of unexpected or rapid changes in interest rates, by impacting the value of loans held for sale and in the future loans sold with retained interests.

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

Interest Rate Simulation Sensitivity Analysis

        Changes in market interest rates may affect our gain (loss) from sales of mortgage loans held for sale and the fair value of our mortgage-related securities and related derivatives when we begin to securitize our mortgage loans. As of September 30, 2005 we held $185.4 million in loans that had not been committed for sale at the time. Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

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

Change in Interest Rate (bps)	-100	-50	0	50	100

Change in Revenue from sale of Uncommitted Loans ($ 000s)	4,635	2,317	0	-2,317	-4,635

        In each time period, the increases in value in the falling rate scenarios associated with the retained interests can be explained by the changes in assumptions. The decrease in interest rates widens the excess spread that is due to these securities. The increase in prepayments associated with this decline in rates significantly increases the cash flows from prepayment charges. This is especially pronounced due to the current relatively low age of the outstanding loan collateral backing these retained interests. Additionally, these falling rate scenarios assume decreases in borrower default rates and the credit losses absorbed by these securities. As these securities and the associated collateral season over time, these impacts may change significantly.

        It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels and as these securities and the associated loans season. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points or as time passes. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the changes in the fair value of our assets would likely differ from that shown above, and such differences might be material and adverse to our stockholders.

Interest Rate Management

        To the extent consistent with maintaining our REIT status, we will seek to manage our interest rate risk exposure to protect our portfolio of mortgage loans and related debt against the effects of major interest rate changes. We will generally seek to manage our interest rate risk by:

  attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods;
  using swaps, caps, floors and other derivative instruments to adjust the interest rate sensitivity of our mortgage-backed securities and our borrowings; and
  actively managing, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our mortgage-backed securities and the interest rate indices and adjustment periods of our borrowings.

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

(b) Changes in internal controls

During the quarter ended September 30, 2005, there were no changes to the Company’s internal control or financial reporting that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 15, 2005, the Registrant held its annual meeting of stockholders. Of 15,000,000 shares eligible to vote, 10,110,779 votes were returned or present. This represented 96% of all outstanding shares, thus formulating a quorum. The following matters were submitted to stockholders at the annual meeting for a vote: Proposal I - Election of Directors, and Proposal II - Ratification of the appointment of Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) as the Registrant’s independent auditors for the year ending December 31, 2004.

Proposal I - Election of Directors.

The following individuals were elected to serve as the directors of the Registrant at the annual stockholders’ meeting, to serve until their successors are elected and qualified at the next annual meeting of stockholders or until death, resignation or removal.

Director	For	Against	Witheld	Elected
Raymond Eshaghian	10,110,629	0	599,800	Yes
H. Wayne Snavely	10,110,629	0	599,800	Yes
M. Aaron Yashouafar	10,110,629	0	599,800	Yes

Proposal II - Ratification of the appointment of Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) as the Registrant’s independent auditors for the year ending December 31, 2005. This proposal was approved with 10,110,779 shares voted for, 0 voted against, and 0 votes withheld.

Proposal III - Approval of an amendment to the Company’s Certificate of Incorporation to decrease the number of authorized common stock from 100,000,000 to 30,000,000 shares, and to decrease the number of authorized preferred stock from 50,000,000 to 100,000 shares. This proposal was approved with 9,075,495 shares voted for, 1,000 voted against, and 150 votes abstained.

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

November 21, 2005