Form 10-K
period 2005-12-31
TMSF HOLDINGS INC
filed 2006-04-17
CIK 1100125

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2005 or

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

707 Wilshire Blvd. Suite  2600 Los Angeles CA 90017
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
2005 FORM 10-K ANNUAL REPORT

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

         On September 23, 2005 we announced that our Board of Directors after careful consideration has determined that it is in the best interest of our Company and our shareholders that we convert our business into a Real Estate Investment Trust (‘REIT’). We established a new subsidiary, TMSF REIT, Inc., a Maryland corporation, for the purpose of consummating the planned reorganization, which has been fully described in our Information Statement/Prospectus originally filed with the SEC in September 2005 and subsequent amendments filed in December 2005 and January and February 2006. The Board of Directors has determined that we will need to raise sufficient capital to meet the REIT requirement and effect our planned business strategy. Recent changes in the financial markets have lowered demand for capital investment in REITs and our plan of reorganization has been delayed.

        The following discussion pertains to those of The Mortgage Store, our wholly owned subsidiary. The Mortgage Store is a nationwide mortgage banker that originates, finances, and sells conforming and non-conforming mortgage loans secured by single-family residences. Upon origination we sell our loans, on a whole loan basis, for cash to investors who either retain these mortgages for their own portfolio or pool them into mortgage backed securities offered in the financial markets. Since 1996, we have been engaged in origination of specialty products commonly known as Alt-A mortgages for residential borrowers. In recent years, we expanded our loan programs to include Type-A conforming loans as well as sub-prime mortgages for borrowers with lower credit ratings.

Plan of Reorganization
        Historically, The Mortgage Store sold all of its mortgage loans including the right to service such loans, often referred to as selling loans on a servicing-released basis, for cash to non-affiliated buyers. We recently formed a Maryland corporation to acquire The Mortgage Store. Following our reorganization, we intend to retain, on our balance sheet, a substantial portion of the mortgage loans we originate. We expect to finance this mortgage loan portfolio over the long-term by issuing mortgage-backed securities through securitization transactions that are treated as financings for tax and accounting purposes. We believe that retaining the mortgage loans we originate rather than acquiring mortgage loans through secondary market purchases from unrelated parties will provide us with greater certainty regarding the expected performance of our mortgage loan portfolio.

        We expect to qualify and intend to elect to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, commencing with our taxable year in which we complete the reorganization. If we qualify as a REIT, we generally will not be subject to federal corporate taxes on income produced by our investment portfolio or other REIT taxable income to the extent we distribute that income to our stockholders. Our organizational structure will allow us the flexibility to continue originating and selling mortgage loans through our subsidiary, The Mortgage Store, which we will elect to treat as a taxable REIT subsidiary, to help us grow our capital base and operations. The Mortgage Store, as a taxable REIT subsidiary, will continue to be subject to federal, state, and local corporate taxes on its income.

Mortgage loan production
        We primarily originate non-conforming mortgage loans, which we refer to as Alt-A loans and subprime loans. Alt-A loans accounted for nearly 93.7% of our total loan production during the year ended December 31, 2005. Our Alt-A mortgage loans are principally secured by first-lien and second-lien mortgages and are made to borrowers whose credit profile meets the credit history and debt to income ratio guidelines of the Federal National Mortgage Association, or Fannie Mae, and Federal Home Loan Mortgage Corporation, or Freddie Mac, but have other loan characteristics that make them non-conforming under the guidelines of those agencies. For instance, our Alt-A mortgages may not have certain documentation or verifications that are required by the Fannie Mae or Freddie Mac guidelines or the loan size exceeds these guidelines. We also include our home equity line of credit, or HELOC, program in our Alt-A loan designation.

        We underwrite each mortgage loan we originate, and as a REIT, we plan to underwrite each mortgage loan we purchase prior to the origination of that mortgage loan. We base our underwriting decisions primarily on our assessment of a number of factors that may be used to offset certain areas of credit weakness, including the borrower’s willingness and ability to pay, as reflected in the borrower’s income, historical patterns of debt repayment, and amount of equity in the borrower’s property. We have developed underwriting processes and criteria that we believe generate quality borrower data and appraisals, allowing us to make informed underwriting and risk-based pricing decisions and to approve and fund loans efficiently and profitably.

        We expect to continue to use warehouse facilities to provide short-term financing for our mortgage loan originations. Prior to becoming a REIT, we hold and expect to continue to sell originated mortgage loans through whole loan sales. We may also securitize our mortgage loans. As a REIT, if we sell an originated mortgage loan through a loan sale, we will fund it through The Mortgage Store. If we hold an originated mortgage loan in our loan portfolio, we will generally fund it either at the REIT level, once those warehouse facilities are in place, or fund it through The Mortgage Store and subsequently sell it to the REIT level.

        As a REIT, we expect to securitize substantially all of our mortgage loans through transactions that will be structured as financings for both tax and financial accounting purposes to provide long-term financing for our loan portfolio. In a securitization, we will sell a pool of loans to a trust for cash and a certificate evidencing our residual or ownership interest in the trust. The trust raises the cash to pay us by either selling securities representing interests in loans in the trust or securities secured by loans in the trust. We do not expect to generate a gain or loss on sale from these securitization activities, and, following these securitizations, the loans will remain classified on our consolidated balance sheet as assets with the securitization debt classified as a liability. We expect that we will generate earnings from the loans in our on-balance sheet portfolio primarily through:
        net interest income, which is the difference between the:

  interest income we receive from the mortgage loans;
  fees from master servicing agreements, if any; and
  interest we pay to the holders of the mortgage-backed securities that we issue in securitizations;

        net of:

  losses due to defaults and delinquencies on the loans;
  servicing fees and expenses we must pay; and
  other ongoing securitization costs.

        As a REIT, our net interest income will vary based upon, among other things, the spread between the weighted average interest earned on the mortgage loans and the interest payable to the holders of the mortgage-backed securities, the performance of the underlying mortgages and the amount and timing of the borrowers’ prepayments of the underlying mortgages.

        As a REIT, the performance of our portfolio of primarily non-conforming mortgage loans will be subject to the higher delinquency and default rates characteristic of non-conforming mortgage loans as compared to conforming mortgage loans. Delinquencies interrupt the flow of projected interest income from the mortgage loans, and defaults can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan.

        As a REIT, until we can retain a sufficient number of the mortgage loans we originate to meet certain REIT asset composition requirements, we anticipate purchasing mortgage-backed securities on a leveraged basis. While we have not established, and do not expect to establish a limit on the amount of leverage we may incur, we generally expect to leverage our equity by a factor of 10 to 15.

        The Mortgage Store has experience in selling loans through the loan sales market. Loan sales are executed on a servicing-released basis, meaning that the loans are sold, together with the servicing rights, to the buyers of the loans. Upon completion of the reorganization, we will continue to sell a portion of our loans, primarily through our taxable REIT subsidiary, The Mortgage Store, so that we can capture any gain on the sale of these loans and thereby grow our equity capital base. The amount of loans we sell through The Mortgage Store is difficult to predict and will vary over time depending on the market prices of our loans and our need for equity as well as whether certain loans fail to meet our securitization profile and these must be sold to third-party buyers. We expect that these loans generally will be sold within 60 days of funding, and The Mortgage Store will service these loans during the period between origination and the transfer of servicing to the buyer, which is generally within 90 days after the sale of the loans. The Mortgage Store will generate income primarily from:

  the sale of loans at a premium to our weighted average origination costs, including overhead;
  net interest income, which is the difference between the interest income generated by the mortgage loans and our interest expense on the financing of our lending activities through our warehouse facilities during the time we hold the mortgages; and
  origination fee income.

        We have a wholesale division that solicits business from mortgage brokers and a retail division that markets directly to the general public. There are currently over 2000 approved brokers out of which approximately 500 actively conduct business with us. For the year ended December 31, 2005, we originated approximately $1,738.6 million of mortgage loans, of which approximately $1,544.6 million were generated through third party brokers.

        Loan applications are processed and underwritten by us in accordance with established guidelines acceptable to our investors, and are funded directly through our own warehouse lines. We do not maintain any loan portfolio for our own account, nor do we service the funded loans. We strive to sell the entire bulk of our funding within 30-60 days to investors for a cash premium price. The premium reflects the risk-adjusted value of the loan and is directly related to interest rates and borrower’s credit rating.

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

         We originate mortgage loans, which are secured by a primary deed of trust on the property up to a maximum of 100% of the value. We do not originate stand-alone second trust deed loans or loans with over 100% loan-to-value (“LTV”) ratio. However, we may break a high LTV loan into a primary first trust deed and a concurrent second trust deed.

        We offer a wide range of mortgage products in order to insulate the risk of over dependence on any product type and to increase the volume of production through existing broker relations. These programs include conventional and jumbo full-documentation loans, and sub-prime loans for borrowers with category “B” and “C” credit ratings in addition to Federal Housing Administrative (“FHA”) and Veteran’s Administration Insured (“VA”) loans and hybrid adjustable rate mortgages with initial fixed interest rate period of one, two, three, five, and seven years that subsequently convert to adjustable rate mortgages.

        We believe that through such varied product mix, we can sustain growth through different phases of economic cycles, which affect one category of loans more than others. We further believe that such a strategy would also enhance our relationship with existing brokers who would benefit from one-stop shopping for all of their clients.

Marketing
        In the competitive environment of mortgage banking, efficiency in pricing and quality of service are important elements for continued success and growth. Our stated mission is to provide the highest quality of care to every customer and to assist brokers in offering the best programs and speed of closing to their clients. Our marketing strategy is to develop both our wholesale and retail divisions, and to expand the geographic coverage of our activities. We have established an in-house marketing division that is continuously introducing our programs to the market.

        Currently, we have a team of in-house account representatives who introduce our programs to an increasing numbers of brokers. We intend to expand our wholesale division as new geographic areas are added to our lending territories. Furthermore, we have a group of wholesale field representatives whom we rely on to establish personal relationships with mortgage brokers in their respective territories.

        In creating a strong retail division, we have introduced an aggressive commission structure for those loan officers who have established a long track record of profitable originations to maximize their income through association with us as a direct lender. We intend to develop similar networks in other states where we are licensed as a mortgage broker.

        Additionally, we have established an exclusive arrangement with a mortgage franchisor in Southern California to fund substantially all loans originated by each franchisee.

Origination Channels

1. Wholesale Channel

        Our wholesale channel purchases and originates conforming and non-conforming residential mortgage loans through relationships with various mortgage bankers and mortgage brokers. Our wholesale channel currently has over 2,000 approved brokers of which approximately 500 actively conduct business with us. We provide a variety of mortgage products to our brokers that allow them to better serve their customers. Mortgage brokers identify applicants, help the applicants complete the loan application paperwork, gather required information and documents, and act as our liaison with the applicant during the lending process. Since mortgage brokers generally submit a loan application to several lenders to compare rates and terms for the best offer, our policy is to provide a decision of pre-approval or denial of a loan within 24 hours after submission of the loan application. Upon receipt of a loan application, the applicant’s information and loan data are entered into the mortgage-banking database. Once the loan application is registered, it is reviewed by a member of the pre-approval underwriting staff to determine if the parameters of the loan applied for conform to program guidelines. The broker is then informed of denial or pre-approval of the loan application. If the loan is pre-approved, the broker submits the loan application file including required conditions to one of our integrated loan processing teams for level one underwriting to determine conditions for full underwriting and pricing of the loan. Once the rate and terms of the loan are accepted, the level two underwriting team member reviews the pre-funding conditions and the quality control team members conduct their pre-funding verification. Once these processes have been completed, the loan is submitted for funding.

        It is possible for the broker to follow the loan application throughout this process by accessing our network via the Internet. A loan liaison agent is also in continuous contact with the broker, providing updates on the progress of the loan application and communicating any additional conditions that may become necessary as a result of the underwriting review and quality control examinations of the loan application. By relying on brokers to market our products and assist the applicants throughout the loan process, we believe we can increase loan volume without increasing marketing, labor, and other overhead costs incurred in connection with retail loan production.

        New brokers enter our wholesale network from various sources. Our account executives and marketing department as well as our website are the main sources for enlisting new brokers. Currently, we have a team of in-house account representatives who introduce our programs to an increasing numbers of brokers. We intend to expand our wholesale channel as new geographic areas are added to our lending territories. Furthermore, we have a group of wholesale field representatives whom we rely on to establish personal relationships with mortgage brokers in their respective territories. Brokers must meet various requirements and must complete the broker application package, provide evidence of a state license, articles of incorporation, financial statements, resumes of key personnel, and other information as needed. The broker approval department compiles the broker files which are then reviewed by our in-house counsel to determine if the broker should be approved. When appropriate, we may use services such as MIDEX, the Mortgage Industry Data Exchange, to search for prior reports on a broker before final approval.

         After the reorganization, we intend to enter into loan purchase and sale agreements with mortgage bankers, banks, thrifts, and credit unions to sell non-conforming residential mortgage loans to us through our wholesale channel. These correspondent lenders close their loans through their own financing.

        After the reorganization, we expect to buy most of the loans from correspondent lenders on an individual flow basis. We may also make bulk purchases of loans from our correspondent lenders who close the loans and hold them until they have a pool of loans ready to be sold at one time. On all loan purchases from correspondent lenders, we plan to re-underwrite each loan and review all collateral before purchasing. We prefer the “flow-delivery” method to bulk purchasing because we believe that the flow-delivery method has lower premiums, costs, and delinquencies, and as a result, is more profitable than bulk purchasing.

        New correspondent lenders become our customers from leads generated by our wholesale sales force. Our account executives, our marketing department, and our website are the main sources for new correspondent lenders. Generally, to become one of our approved correspondent lenders, a correspondent must meet various requirements, including minimum loan origination volume, and must complete the seller application package, provide evidence of a state license, bank or thrift charter, financial statements, evidence of insurance and regulatory compliance, a copy of quality control procedures, resumes of key personnel, and other information as needed. Our broker approval department compiles this information for review and final approval by our in-house counsel.

2. Retail Channel

        Our retail channel has 23 loan officers that operate from our headquarters in Los Angeles, California and 5 branch offices throughout California and Virginia. We interact with our borrowers through loan officers and direct-to-the-borrower tools such as the Internet, telemarketing, or direct mailings. As part of our efforts to manage credit risk, all loan underwriting, closing, funding, and shipping is managed centrally out of our headquarters. A typical retail branch consists of a branch manager, loan officers, and loan processors who are each properly licensed, where applicable.

        To create a strong retail channel, we have introduced an aggressive commission structure for our loan officers who have established a long track record of profitable originations to maximize their income through association with us as a direct lender.

        We process loan applications that are generated by our retail channel in the same manner as we do for our wholesale channel. The loan officer submits the loan application to our pre-approval underwriting staff for pre-approval. Once the loan has been pre-approved, the loan officer submits the entire loan application file to one of our integrated loan processing teams for level one underwriting and pricing. The loan application is then moved to the level two underwriter for underwriting conditions and funding review and the quality control person on the team simultaneously begins the verification process.

Underwriting

        We process our loan applications utilizing integrated teams of underwriting and quality control personnel. The underwriters on our integrated loan processing teams underwrite loans in accordance with our established underwriting guidelines described below. Except for our conforming mortgage loan programs, which constitute a small percentage of our originations, the mortgage loans we originate and purchase generally do not meet the underwriting guidelines used by government-sponsored entities, such as Fannie Mae or Freddie Mac. As a result, the mortgage loans in our portfolio are likely to have higher delinquency and foreclosure rates than mortgage loans that meet the underwriting criteria established by Fannie Mae or Freddie Mac.

        We have two primary classifications of non-conforming loan programs. Our Alt-A loan programs are for prime and near-prime borrowers with alternative documentation or loan size in excess of the Fannie Mae or Freddie Mac guidelines. Our subprime loan programs are for borrowers with a lower credit score or with some credit blemishes. Generally, our Alt-A programs do not allow more than one isolated late mortgage payment within the last 12 months while our subprime program allows for multiple late payments depending on the borrower’s credit score. In addition, the typical minimum credit score required for an Alt-A loan program is 620 while subprime programs permit credit scores as low as 500.

        Our underwriting guidelines are designed to help us evaluate the advisability of making a particular loan. For our full documentation program a borrower’s credit history and capacity to repay the loan are evaluated under the criteria set forth in our underwriting guidelines. In addition, for all of our loan programs our underwriters determine if the property that will secure the loan as collateral is adequate and review credit scores derived from the application of one or more nationally recognized credit-scoring models. Based on their analysis of these factors, our underwriters will determine loan terms, including the interest rate and maximum combined loan-to-value "CLTV" ratio. We generally offer loans with higher interest rates and lower CLTVs to borrowers that have less favorable credit histories.

        A loan’s LTV is an important way for many loan originators and loan buyers to discern risk within a mortgage loan. A LTV percentage is calculated by using the first-lien loan principal balance as the numerator and, in the case of a purchase, the lower of the home’s sales price or appraised value as the denominator and in the case of a refinance, the home’s appraised value as the denominator. A loan is said to have an 80% LTV if, for example, the home was purchased for $100,000 and the first-lien loan amount is $80,000. This assumes the appraised value of the home is at least $100,000. Another important factor is the CLTV. This measure is calculated the same way as the LTV except it includes not only the balance of the first lien loan, but also the balance of all other loans on the same mortgaged property.

        Our underwriting philosophy is to analyze the overall situation of the borrower and to take into account compensating factors that may be used to offset certain areas of weakness, including:

  mortgage payment history;
  disposable income;
  employment stability;
  number of years at residence;
  LTV and CLTV;
  income documentation type; and
  property type.

        Our underwriting guidelines are determined by our credit committee, which is comprised of senior executives as well as underwriting and secondary marketing managers. The credit committee meets frequently to review proposed changes to underwriting guidelines. To the extent an individual loan does not qualify for a loan program or credit grade, our underwriters can and will make recommendations to the underwriting manager for an approval of the loan by “underwriting exception.”

        We underwrite every loan we originate although our underwriting guidelines for each of our loan programs are different. This means we thoroughly review the borrower’s credit history, income documents (except to the extent our stated income and limited documentation loan programs do not require income documentation), and appraisal for accuracy and completeness. All of our mortgage loan applications are subjected to an automated data integrity search and scoring system, which helps us identify discrepancies in information provided by the borrower on their loan application and the information retained by national credit reporting agencies.

        Currently, all our loans are underwritten manually by qualified personnel. Upon completion of the programming process with our recently acquired Automated Underwriting System (AUS) w e will be able to provide instantaneous decision making on all loan applications. Our AUS will be available through our Internet based portal to our network of approved mortgage brokers for immediate approval and pricing of loan applications. Declined loan applications may be reviewed by an underwriter. Furthermore, the AUS assists our underwriting personnel in their evaluation of loan application by providing a summary of pertinent information and variation to the established guidelines. While we intend to expand the functionality of our automated decision system to enhance efficiencies, we will continue to use our staff to review income, transaction details, and appraisal documentation to ensure that the loan is underwritten in accordance with our guidelines.

        Our underwriting standards are applied in accordance with applicable federal and state laws and regulations, and require a qualified appraisal of the mortgaged property conforming to Fannie Mae and Freddie Mac standards or in some cases an insured automated valuation. Each appraisal is prepared by a nationally recognized independent appraiser and includes a market data analysis based on recent sales of comparable homes in the area and a replacement cost analysis based on the current cost of building a similar home. The appraisal may not be more than 120 days old on the day the loan is originated. In most instances, we require a second full appraisal for properties that have a value of more than $750,000.

Income Documentation

1. Alt-A Loan Documentation Programs

        We offer a variety of income documentation options within our Alt-A program, including: (a) Full Documentation, (b) Stated Income Documentation/Verified Assets, (c) Stated Income Documentation/Stated Assets, (d) No Income Documentation/Verified Assets (also known as No Ratio), (e) 12 Months Bank Statements, and (f) No Income/No Assets/No Employment. All of the programs under the Alt-A credit guidelines require verification of employment with the exception of “No Income/No Assets/No Employment”.

        Set forth below is a summary of our six Alt-A loan documentation programs:

  Full Documentation – Under this program, an underwriter reviews the borrower’s credit report, loan application, property appraisal, and the documents that are provided to verify employment and bank deposits. This program requires documentation very similar to that required under the guidelines established by Fannie Mae and Freddie Mac, such as tax returns, W2s for the last 24 months and pay-stubs for the last 30-days.
  Stated Income Documentation/Verified Assets – Loans under this program are generally made to self-employed borrowers. The borrower’s income as stated on the loan application must be determined to be reasonable for the related occupation, because the income is not independently verified. Verification of deposit from a bank/financial institution or 2 months of personal/business bank statements are acceptable documentation to verify the borrower’s assets.
  Stated Income Documentation/Stated Assets – In this program, the borrower’s income as stated on the loan application must be determined to be reasonable for the related occupation, because the income is not independently verified. In addition, the borrower’s assets as stated on the loan application must be determined to be reasonable for the related occupation, because the assets are not independently verified.
  No Income Documentation/Verified Assets – In this program, the borrower’s income is not stated on the loan application. Verification of Deposit from a bank/financial institution or 2 months of personal/business bank statements are acceptable documentation to verify the borrower’s assets.
  12 Months Bank Statements – In this program, we require 12 months most recent personal/business bank statements. We use 75% of the average deposits for the last twelve months as a basis for income calculation.
  No Income/No Assets/No Employment – In this program, also known as a “No Doc” loan because the loan application is left blank on income, assets and employment section, the loan is primarily extended based on the borrowers credit history and risk scores.

        On all of our documentation options within the Alt-A program, we calculate the amount of income from the sources indicated on the loan application or similar documentation, as per the requirements of each documentation type, review the credit history of the applicant, calculate the debt service-to-income ratio to determine applicant’s ability to repay the loan, review the type and use of the property being financed, and appraise the property value. The only Alt-A documentation options not requiring income to debt calculations are the “No Income/No Assets/No Employment” and “No Income/Verified Assets” options because income is not calculated or stated on the loan application on either documentation type. In determining the ability of the applicant to repay the loan, our underwriters use a qualifying rate that is equal to (i) the stated interest on fixed rate loans, (ii) the initial interest rate on loans which provide for two to seven years of fixed rate before the initial rate adjustment, or (iii) two percent above the initial interest rate on other adjustable-rate loans.

2. Subprime Documentation Programs

        Our subprime underwriting guidelines include four levels of applicant documentation requirements, referred to as the “Full Documentation,” “Stated Income Documentation” and “12 Months Bank Statement” programs. Under the Full Documentation program, we review the actual income documentation such as tax returns and W2s to calculate the borrower’s income for the last 12 months (compared to 24 months on Alt-A). On the “12 Months Bank Statement” program, we use 75% of the average deposits for the last twelve months as a basis for income calculation. On Stated Documentation programs, we review the applicant’s source of income based on the amount of income the borrower has stated on the loan application without any actual documentation.

        On all of our subprime documentation programs, we calculate the amount of income from sources indicated on the loan application or similar documentation, as per the requirements of each documentation type, review the credit history of the applicant, calculate the debt service-to-income ratio to determine applicant’s ability to repay the loan, review the type and use of the property being financed, and appraise the property value. The typical terms for subprime programs are 2, 3 and 30 yr fixed. However, in determining the ability of the applicant to repay the loan, our underwriters use a qualifying rate that is equal to (i) the stated interest on fixed rate loans, (ii) the initial interest rate on loans which provide for one to seven years of fixed rate before the initial rate adjustment, or (iii) two percent above the initial interest rate on other adjustable-rate loans.

4. Documentation Applicable to All Loans

        Our underwriting guidelines require that our mortgage loans be underwritten in standardized procedure which complies with applicable federal and state laws and regulations and requires our underwriters to be satisfied with the value of the property being financed, as indicated by the appraisal and appraisal review. Our Alt-A and subprime loan programs have a general maximum loan amount for mortgage loans originated under our programs of $1.0 million for Alt-A and $0.5 million for subprime; however, larger loans may be approved on a case-by-case basis.

        The underwriting guidelines for Full Documentation and Stated Income Documentation programs permit loans to have CLTVs at origination of up to 100% for a maximum combined loan amount of $1.0 million and $0.5 million for Alt-A and subprime loans, respectively, depending on, among other things, the borrower’s credit score, purpose of mortgage loan, repayment ability and debt service-to-income ratio, income documentation, as well as the type and use of the property.

        Under Full Documentation programs, for all of our loan products, applicants are generally required to submit two written forms of verification of stable income for at least 24 months. Under the Stated Income Documentation program an applicant may be qualified based upon monthly income as stated on the mortgage loan application if the applicant meets certain criteria. All the foregoing programs require that with respect to salaried employees there be a telephone verification of the applicant’s employment. Verification of the source of funds required for deposit into escrow in the case of a purchase money loan where the CLTV is greater than 80% is generally required for all Full Documentation loans and Stated Income Documentation loans, with the exception of the Stated Assets program under the Alt-A guidelines.

Alt-A Underwriting Guidelines

         Our underwriting guidelines for Alt-A loans are summarized in the chart below:

Alt-A Combo Loans (first and second liens)	Combo Program Owner Occupied:	Combo Program Investment/2nd home:
	Maximum CLTV/Loan Amt/FICO(1)	Maximum CLTV/Loan Amt/FICO(1)

Full Documentation	100% / 620+	95% / 620+; 100% / 681+
Stated Income/Verified Assets	100% / 620+	95% / 640+
Stated Income/Stated Assets	100% / 620+	95% / 640+
12 months Bank Statements	100% / 620+	not allowed Investment/2nd home
No Income/Verified Assets	100% / 640+	95% / 640+
No Documentation	100% / 640+	95% / 640+

Mortgage History(2)	0x30 12 mos / 1x30 24 mos	0x30 12 mos / 1x30 24 mos

Credit Parameters
Bankruptcy	36 mos since discharge	36 mos since discharge
Foreclosure	36 mos since discharge	36 mos since discharge
Maximum loan amount: (3)	$1M combined(4)	$650K combined

Alt-A (first liens only):	Owner Occupied	Investment & 2nd Home:
	Maximum LTV/Loan Amt/FICO(1)	Maximum LTV/Loan Amt/FICO(1)

Full Documentation	95%/500K/620+	90%/500K/620+
Stated Income/Verified Assets	95%/500K/620+	90%/500K/660+
Stated Income/Stated Assets	95%/500K/620+	90%/500K/680+
12 months Bank Statements
No Income/Verified Assets	95%/500K/660+	90%/500K/680+
No Documentation	90%/500K/660+	80%/650K/620+

Mortgage History(3)	0x30 12 mos / 1x30 24	mos 0x30 12 mos / 1x30 24 mos

Credit Parameters
Bankruptcy	24 mos since discharge	24 mos since discharge
Foreclosure	36 mos since discharge	36 mos since discharge

(1)	FICO means a credit score developed by Fair Issac & Co.

(2)	0x30 means no late payment during the prior 12 months and 1x30 means one late payment during the prior 12 months.

(3)	Maximum amount not available for all FICOs.

(4)	First and second liens.

Subprime Risk Categories

        Under our underwriting guidelines for sub-prime loans we have established six principal risks categories ranging from “A” to “C-” for grading the credit history of potential subprime borrowers. Generally, borrowers in lower credit grades are less likely to satisfy the repayment of obligations of a mortgage loan, and therefore, are subjected to lower LTV thresholds and are charged higher interest rates and loan origination fees.

        The following table summarizes our underwriting guidelines for subprime loans by risk classification:

	A Credit	A- Credit	B Credit	B- Credit	C Credit	C- Credit

Amount (1)	$500,000 Full	$500,000	$500,000	$400,000	$350,000	$300,000
	Documentation
Maximum
LTV/CLTV:

Full Documentation	100%(2)	100%(2)	85%	85%	75%	65%
Stated Income	90% / $400,000	80%	75%	70%	not allowed	not allowed
12 Month Bank Statement	90%	85%	80%	75%	70%	not allowed

FICO/Mortgage History(3)(4)	580/0x30	560/2x30	520/1x30	500/1x30	500/3x30	500/1x90
	600/2x30	580/3x30	540/2x30	520/3x30	520/1x60
	620/3x30	620/1x60	560/3x30	560/1x60	540/1x90
			580/1x60	620/1x90
Credit Parameters
Bankruptcy (5)	36 months	24 months	18 months	12 months	12 months	12 months
Foreclosure	36 months	24 months	18 months	12 months	12 months	12 months

(1)	Maximum amount not available at all FICOs

(2)	No late mortgage payments allowed for 100% CLTV.

(3)	FICO means a credit score developed by Fair Issac Co.

(4)	0x30 means no late payments, 1x30 means maximum of one 30 day late payment, 2x30 means maximum of two 30-day late payments, 1x60 means maximum of one 60 day late payment, 1x90 means maximum of one 90-day late payment; and 2x90 means maximum of two 90-day late payments, in each case during the prior 12 months.

(5)	Bankruptcy means time from Chapter 7 discharge or from Chapter 13 filing.

        We evaluate our underwriting guidelines on an ongoing basis and periodically modify the guidelines to reflect our current assessment of various issues related to an underwriting analysis. In addition, we may adopt new underwriting guidelines, or modify existing underwriting guidelines as we deem appropriate for any new loan products that we may offer or to comply with requirements of the buyers of the securities issued in our securitizations or our loans.

Quality Control

        Our loan quality control process is designed to help us ensure sound lending practices and compliance with our underwriting guidelines. As of December 31, 2005, we had 23 employees performing quality control and pre-funding and post-funding audits. Before funding a loan, the quality control personnel on the loan processing team will perform a “pre-funding quality control audit,” which consists of the verification of a borrower’s credit profile and employment utilizing automated services and verbal verification. One of the services we use is an automated data integrity search and scoring system, which helps us identify discrepancies between the information provided by the borrower on their loan application and the information retained by national credit reporting agencies. Properties underlying our mortgage loans are typically appraised by an appraiser that is nationally recognized and selected by the submitting broker. We assign all original appraisals for review to a nationally recognized independent appraisal review company, which will perform either a desk or a field review of the subject property depending on the size of the mortgage loan, to confirm the collateral securing the note is adequate prior to funding. In addition to the quality control personnel assigned to our integrated loan processing teams, we have two additional and separate groups of quality control personnel. One quality control group conducts post-funding audits on each loan and the other performs a random audit on approximately 10% of the number of our funded loans. The post-funding audit on each loan is a review to ensure that every document required by the underwriters for that loan is in the loan file. We do not release fees owed the broker until this audit has been completed. The random audit also verifies that each document required by the underwriters is in the loan file and verifies occupancy if the audited loan is secured by owner-occupied real estate.

Funding and Sales of Mortgage Loans

Warehouse and Repurchase Facilities

        As of December 31, 2005, we had three warehouse facilities with two financial institutions for a total funding capacity of $504 million. This included an early purchase facility with Washington Mutual which had a maximum concentration amount of $400 million and a repurchase agreement with Lehman Brothers which had a maximum commitment amount of $100 million. The cost of borrowing on these lines are a variable rate equal to 1 month LIBOR plus a margin between 1.0% and 2.75%. On some of our warehouse lines, the cost of borrowing on loans that are aged more than a specified time period would increase to a margin of up to 5%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Mortgage Loan Production

Our Loan Products

        While we originate some fixed rate mortgage "FRM" loans, a substantial portion of our loans are adjustable rate mortgages "ARMs", which we divide into floating ARMs and hybrid ARMs. Our floating ARMs are indexed to the one-to-six month LIBOR or the one month Moving Treasury Average "MTA" to match the interest rate adjustment period of the loan. For hybrid ARMs, however, the initial interest rate is fixed for a one-to-seven year period before converting to an ARM. During the year ended December 31, 2005, 61.0% of our mortgage loan production was interest rate only ARMs, compared to 53.2% for the year ended December 31, 2004. We have recently begun to originate optional payment ARMs, or Pay Option ARMs, which allow our borrowers to vary their monthly payment, within certain parameters, to match their personal cash flow. These Pay Option ARMs have a potential for a higher rate of borrower default than our other ARM products because Pay Option ARMs allow deferred interest to be added to the principal balance (negative amortization), up to a cap at which point the loan converts to a fully amortizing loan with potentially larger monthly payments than the borrower had been making. For the year ended December 31, 2005, approximately 10.7% of the loans we originated were Pay Option ARMs. In addition, most of our mortgage loans have prepayment penalties if the loan is prepaid in full before its maturity. Some of our loans with prepayment penalties have an exception to that penalty if the loan is prepaid in full because of the sale of the related real estate. For the year ended December 31, 2005, approximately 76.3% of the loans we originated had prepayment penalties as compared with 68.3% for the year ended December 31, 2004.

         The interest rate on ARMs is determined by adding the "gross margin" amount to the "index" rate. The index most commonly used in our loan programs is the six-month LIBOR, however, we also offer alternative indices such as one-month LIBOR and the one-month MTA. The gross margin is a predetermined percentage that, when added to the index, gives the borrower the interest rate used in the calculation to determine interest due. It is common in the beginning stages of an ARM loan to allow the borrower to pay a rate lower than the rate that would be determined by adding the margin to the index. Over time, the rate adjusts upward such that eventually the interest rate the borrower pays will take into account the index plus the entire margin amount.

        Our Pay Option ARM, one of our floating ARM products, allows borrowers to choose each month, subject to certain limitations, to repay their mortgage loan pursuant to one of four options:

  (i)  a "minimum monthly payment" option, whereby an annually-adjusted minimum monthly payment is set and which may lead to negative amortization, because any portion of interest not currently paid by the borrower is deferred interest and is added to the principal balance of the mortgage loan;
  (ii)  an "interest only payment" option, whereby an amount in excess of the minimum monthly payment is paid to prevent negative amortization;
  (iii)  a "fully amortized payment--30-years" option, whereby the interest rate is reset monthly and the monthly payment equals the amount of accrued interest plus an amount of principal that will cause the mortgage loan to fully amortize over a 30-year period from origination; and
  (iv)  a "fully amortized payment--15 years" option, whereby the interest rate is reset monthly and the monthly payment equals the amount of accrued interest plus an amount of principal that will cause the mortgage loan to fully amortize over a 15-year period. If the unpaid principal balance on the mortgage loan exceeds a 115%, of the original principal balance due to the inclusion of deferred interest, the monthly payment will be recast to amortize fully the then unpaid principal balance of the mortgage loan over its remaining term to maturity. The new monthly payment will be in an amount that will be sufficient to repay the then unpaid principal in full on the maturity date in substantially equal installments at the current interest rate. After the recast, the borrower will no longer have the four payment options and may be required to make substantially larger payments than was required during the preceding payment periods.

         There is increasing public policy debate focused on the rapid increase in the use of loans with interest-only features that require no amortization of principal for a protracted period or loans with potential negative amortization features, such as our Pay Option ARMs. Federal Reserve Board Chairman Allan Greenspan has expressed particular concern that some households may be using these loans to purchase homes that would otherwise be unaffordable, which may leave some mortgagors vulnerable to adverse events and an increased risk of default. Press reports indicate that a task force of federal regulatory agencies is preparing new underwriting and credit risk guidelines on option ARMs, such as our Pay Option ARMs, interest-only mortgages and reduced-documentation loans offered by the nation’s lenders. While these guidelines may not be directly applicable to us, they may reflect heightened regulatory scrutiny for non-amortizing or negative amortization loan products for certain types of borrowers.

         A substantial portion of our loans contain prepayment penalties if the loan is prepaid in full before maturity. Borrowers always retain the right to refinance their loan, but may have to pay a charge of up to six-month interest on 80% of the remaining principal when prepaying their loans. Some of our loans with prepayment penalties have an exception to that penalty if the loan is prepaid in full because of the sale of the related real estate. For the year ended December 31, 2005, approximately 76.3% of the loans we originated had prepayment penalties as compared with 68.3% for the year ended December 31, 2004.

        The table below sets forth our broad range of product types we offer to our borrowers:

Prepayment
Product	Term	Rate(1)	Penalties(2)

Hybrid/Adjustable-Rate Mortgages
6 month	30 years	Adjustable-rate after first 6 months	Yes
1/29	30 years	Adjustable-rate after first 12 months	Yes
2/28	30 years	Adjustable-rate after first 24 months	Yes
3/27	30 years	Adjustable-rate after first 36 months	Yes
5/25	30 years	Adjustable-rate after first 60 months	Yes
7/23	30 years	Adjustable-rate after first 72 months	Yes
Interest Only-Hybrid/Adjustable-Rate Mortgage
1/29	30 years	Interest only for first year,	Yes
Adjustable rate after first year
2/28	30 years	Interest only for first 24 months;	Yes
Adjustable-rate after first 24 months
3/27	30 years	Interest only for first 36 months;	Yes
Adjustable-rate after first 36 months
5/25	30 years	Interest only for first 60 months;	Yes
Adjustable after first 60 months
7/23	30 years	Interest only for first 84 months;	Yes
Adjustable after first 84 months

Pay Option ARM	30 years	Monthly payment varies based on	Yes
borrower's option subject to a
negative amortization cap.
Fixed-Rate Mortgages
15 Year(3)	15 years	Fixed	Yes
20 Year	20 years	Fixed	Yes
30 Year(4)	30 years	Fixed	Yes

(1)	For our hybrid/adjustable-rate mortgage loans, the rate is calculated every six months after the initial rate adjustment period.

(2)	Certain prepayment penalties apply within the first three years subject to state imposed limitations. We typically offer rate options that do not include prepayment penalties on all loan products.

(3)	We also offer 15 year fixed-rate mortgages with interest-only payment for the first 60 months.

(4)	We also offer 30 year fixed-rate mortgage loans with interest-only payments for the first 120 months.

Mortgage Loan Production

        Overview

        We originate mortgage loans through our wholesale (which includes our correspondent production) and retail channels. Having two channels allows us to diversify our production without becoming reliant on any one particular segment of the mortgage loan market. For the year ended December 31, 2005 and the year ended December 31, 2004, we originated approximately $1.7 billion and $1.0 billion of mortgage loans, respectively, of which approximately 88.9% and 82.9%, respectively, were generated through our wholesale channel and approximately 11.1% and 17.1%, respectively, were generated through our retail channel. Over the past five calendar years our originations have grown at 61.0% compounded growth rate.

         Total Loan Production

        Our total loan production increased 68.7% in the year ended December 31, 2005 compared with the same period in 2004. This increase was driven primarily by 93.3% increase in our Alt-A originations, as our conforming, other non-conforming, and subprime originations all experienced declines during this period. The growth in our Alt-A originations was across all of our Alt-A product lines, but originations in our “Stated Income Documentation/Verified Assets” and “No Income/Verified Assets” programs showed the largest gain in dollar volume. Our “Stated Income Documentation/Verified Assets” program accounted for approximately 60.1% of the increase in our Alt-A originations.We experienced an increase in our average loan size and an increase in our weighted average median credit scores during the year ended December 31, 2005. We believe that the increase in our average loan balance was primarily attributable to the rising sales price and appraisal value of homes for which we originated loans.

        We also saw a slight decrease in the weighted average interest rate on our adjustable rate production during the year ended December 31, 2005, which we believe was primarily attributable to increased volume of origination of Option ARM loans with lower starting rates. Our weighted average fixed interest rate increased to 8.9% for the year ended December 31, 2005, from 7.7% for the year ended December 31, 2004, primarily due to higher interest rates in the market. Our weighted average interest rate on our adjustable rate mortgage loans decreased from 5.9% for the year ended December 31, 2004 to 5.8% for the year ended December 31, 2005 as a result of the introduction of lower initial rates on some of our adjustable rate products. The percentage of our production with prepayment penalties increased to 76.3% in the year ended December 31, 2005 from 68.3% in the year ended December 31, 2004, primarily as a result of a change in our underwriting guidelines.

        The following tables set forth selected information about our total loan production and purchases for the years ended December 31, 2005, 2004, and 2003.

	For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Alt-A Loans
Documentation:
Full Documentation	$145,629	$79,323	$21,491
Stated Income Documentation/Verified Assets	1,145,504	660,651	135,769
Stated Income Documentation/Stated Assets	76,146	67,941	22,411
12 Months Bank Statements	10,793	-	-
No Income Documentation/Verified Assets	214,601	8,146	4,212
No Income Documentation/Stated Assets	-	-	-
No Income/No Assets/No Employment	60,357	35,929	15,531
HELOC	18,627	12,610	2,085

Total Alt-A Loans	1,671,657	864,600	201,499
Other Nonconforming Loans	3,812	6,517	108,237
Subprime Loans(1)	5,113	35,904	29,314

Total Non-Conforming (Alt-A, Other, Subprime)	1,680,582	907,021	339,050

Conforming Loans	58,071	123,403	289,311

Total Production	$1,738,653	$1,030,424	$628,361

(1)	We defined subprime loans as loans made to borrowers with a weighted average credit score generally of 620 or less or have had more than one delinquent mortgage payment during the preceding 12 months.

	For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)(1)
Loan production	$1,738,653	$1,030,424	$628,361
Average principal balance per loan	199	189	214
Number of loans originated	8,726	5,448	2,933
Percentage of first mortgage loans owner occupied	62.7%	68.5%	85.0%
Percentage with prepayment penalty	76.3%	68.3%	27.6%
Weighted average median credit score(2)	694	691	703
Percentage fixed rate mortgages	17.5%	18.3%	57.6%
Percentage adjustable rate mortgages	82.5%	81.7%	42.4%
Weighted average interest rate:
Fixed rate mortgages	8.9%	7.7%	6.2%
Adjustable rate mortgages	5.8%	5.9%	6.2%

(1) The credit score is determined based on the median of Equifax, TransUnion, and Experian credit scores.

	For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
First lien	$1,516,109	$922,015	$604,983
Average balance — first lien	278	252	243
Second lien	222,544	108,409	23,378
Average balance — second lien	68	60	52
Total	$1,738,653	$1,030,424	$628,361

Weighted average LTV	70.1%	72.2%	68.9%
Weighted average CLTV	89.5%	85.8%	75.9%

         Loan Production by Product Type

        We experienced an overall increase in our total ARM and FRM productions in the year ended December 31, 2005, as compared to 2004. However, our ARM and FRM production as a percentage of total origination showed little change in the year ended December 31, 2005 compared to 2004. During the year ended December 31, 2005, 62.1% of our mortgage loan production was interest rate only ARMs, compared to 53.2% in 2004. As a percentage of our total loan originations, our ARMs increased to 82.5% for the year ended December 31, 2005, as compared to 81.7% and 42.4% for the years ended December 31, 2004 and 2003, respectively. We believe that the trend toward ARMs is the result of the rising interest rate environment and low introductory rates on our ARMs.

        The following table shows the composition of our loan production based on product type for the years ended December 31, 2005, 2004, and 2003.

	For the Year Ended December 31,
	2005		2004		2003
	Amount	Percentage of Originations(1)	Amount	Percentage of Originations(1)	Amount	Percentage of Originations(1)
	(dollars in thousands)
Floating adjustable rate mortgages	$215,703	12.4%	$34,533	3.4%	$2,653	0.5%
Floating adjustable rate mortgages - interest only	198,068	11.4%	93,231	9.0%	-	0.1%
1 year hybrid	2,851	0.2%	6,786	0.7%	669	0.2%
1 year hybrid interest only	94,974	5.5%	162,116	15.7%	-	0.1%
2 year hybrids (2)	115,459	6.6%	208,336	20.2%	134,370	21.5%
2 year hybrids interest only	634,662	36.5%	169,835	16.5%	12,122	2.0%
3-5 year hybrids (2)	17,484	1.0%	38,192	3.7%	82,261	13.1%
3-5 year hybrids interest only	127,256	7.3%	111,291	10.8%	28,648	4.6%
7-10 hybrids	3,849	0.2%	5,215	0.5%	5,279	0.8%
7-10 hybrids interest only	24,552	1.4%	12,399	1.2%	524	0.1%

Total	1,434,858	82.5%	841,934	81.7%	266,526	42.4%

Fifteen year	2,243	0.1%	11,753	1.1%	64,083	10.2%
Fifteen year-interest only	19,616	1.1%	-	0.0%	-	0.0%
Thirty year	45,455	2.7%	78,038	7.6%	266,936	42.5%
Thirty year - interest only	31,267	1.8%	1,556	0.2%	172	0.0%
Balloons, and other fixed rate mortgages (3)	205,214	11.8%	97,143	9.4%	30,644	4.9%

Total	303,795	17.5%	188,490	18.3%	361,835	57.6%

Total ARM & FRM	$1,738,653	100.0%	$1,030,424	100.0%	$628,361	100.0%

_________________

(1)     Percentages may not sum because of rounding.
(2)    Hybrid loans are loans that have a fixed component for two to seven years, and after that specified time period, become adjustable rate loans.
(3)    Balloon loans are loans with payments calculated according to a 30-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is less than 30 years after origination.

         Mortgage Loan Production by Borrower Credit Score

        Since the year ended December 31, 2003, the mix of weighted average credit score of our borrower has converged to the 620-709 range which we believe is a primarily result of the continued growth in our Alt-A product lines.

        The following table sets forth information concerning our mortgage loan production by borrower credit score for the periods shown:

	For the Year Ended December 31,
	2005		2004		2003
Credit Score	Amount	Percentage of Originations(1)	Amount	Percentage of Originations(1)	Amount	Percentage of Originations(1)
	(dollars in thousands)
> 709	$ 638,168	36.7%	$ 349,165	33.9%	$289,434	46.1%
680-709	390,773	22.5%	234,888	22.8%	124,312	19.8%
660-679	278,766	16.0%	154,581	15.0%	71,127	11.3%
640-659	215,968	12.4%	141,851	13.8%	61,780	9.8%
620-639	159,366	9.2%	109,958	10.7%	50,877	8.1%
600-619	24,616	1.4%	13,663	1.3%	10,756	1.7%
580-599	14,803	0.9%	10,745	1.0%	8,306	1.3%
550-579	8,391	0.5%	5,486	0.5%	7,045	1.1%
520-549	5,182	0.3%	6,670	0.7%	3,594	0.6%
500-519	2,390	0.1%	3,416	0.3%	1,130	0.2%
‹ 499	230	0.0%	0	0.0%	0	0.0%

	$1,738,653	100.0%	$1,030,424	100.0%	$628,361	100.0%

_________________

(1)     Credit score is determined based on the median of Equifax, TransUnion, and Experian credit scores.
(2)     Percentages may not sum because of rounding.

         Loan Production by Income Documentation

        We experienced significant change in our loan production by income documentation during the year ended December 31, 2005 as compared to the year ended December 31, 2004. Our loan production with full documentation declined from 15.6% of total production for year ended December 31, 2004 to 10.1% of total production for the year ended December 31, 2005. Our limited documentation programs saw corresponding increases during year ended December 31, 2005, as compared to the year ended December 31, 2004, especially our “Stated Income/Verified Assets” program which increased from $743. 6 million for the year ended December 31, 2004 to approximately $1,180.3 million for the year ended December 31, 2005 and our “No Income Documentation/Verified Assets” program which increased from approximately $8.1 million for the year ended December 31, 2004 to approximately $214.6 million for the year ended December 31, 2005. To remain competitive, we will continue to offer more limited document programs. Accordingly, we expect that the limited documentation loan programs will constitute the majority of our production in the future.

        The following table shows the composition of our loan production based on income documentation for the years ended December 31, 2005, 2004, and 2003.

	For the Year Ended December 31,
	2005		2004		2003
	(dollars in thousands)
		Percentage of		Percentage of		Percentage of
Income documentation	Amount	Production	Amount	Production	Amount	Production
Full Documentation	$176,054	10.1%	$160,849	15.6%	$413,131	65.7%
Stated Income Documentation/Verified Assets	1,180,291	67.9%	743,614	72.2%	167,934	26.7%
Stated Income Documentation/Stated Assets	76,146	4.4%	67,941	6.6%	24,879	4.0%
12 Months Bank Statements	10,646	0.6%	1,335	0.1%	590	0.1%
No Income Documentation/Verified Assets	214,601	12.3%	8,146	0.8%	4,212	0.7%
No Income Documentation/Stated Assets	-	0.0%	-	0.0%	-	0.0%
No Income/No Assets/No Employment	62,287	3.6%	35,929	3.5%	15,531	2.5%
HELOC	18,627	1.1%	12,610	1.2%	2,084	0.3%

TOTAL	$1,738,653	100.0%	$1,030,424	100.0%	$628,361	100.0%

_________________

(1)     Percentages may not sum because of rounding.

         Loan Production by Borrower Purpose

        We experienced little change in the mix of our borrower purpose within our loan production between the year ended December 31, 2005 and the year December 31, 2004. We did, however, experience a 99.2% increase in the volume of "cashout refinance" mortgage, and a 67.3% increase in the volume of purchase mortgage loans for the year ended December 31, 2005 as compared to the same period ended December 31, 2004. We anticipate the percentage of our purchase mortgage loan production may remain higher than those loans originated through refinancings in the future as a result of our expansion into new geographic areas and our strategically focused marketing efforts.

        The following table shows the composition of our loan production based on borrower purpose for the years ended December 31, 2005, 2004, and 2003.

	For the Years Ended December 31
	2005		2004		2003
			(dollars in thousands)
		Percentage of		Percentage of		Percentage of
	Amount	Originations	Amount	Originations	Amount	Originations
Cash-out refinance	$503,308	28.9%	$252,645	24.5%	$238,461	38.0%
Purchase	1,157,722	66.6%	691,991	67.2%	211,930	33.7%
Rate or term refinance	77,623	4.5%	85,788	8.3%	177,970	28.3%

Total	$1,738,653	100.0%	$1,030,424	100.0%	$628,361	100.0%

_________________

(1)     Percentages may not sum because of rounding.

         Geographic Distribution

        Our production levels by region fluctuated during the year ended December 31, 2005, with a smaller percentage of total volume of our loans originated in California and a higher percentage originated in the South and Mid-Atlantic regions compared to the year ended December 31, 2004. We have experienced similar trends over the past several years. For the year ended December 31, 2005, our loan production in California constituted 64.2% of our total loan production during that period, down from 71.4% for the year ended December 31, 2004.

        The following table sets forth the percentage of all loans originated or purchased by us by region for the years ended December 31, 2005, 2004, and 2003.

	For the Years Ended December 31
	2005		2004		2003
			(dollars in thousands)
		Percentage of		Percentage of		Percentage of
	Amount	Originations	Amount	Originations	Amount	Originations

California	$1,116,519	64.2%	$735,838	71.4%	$574,108	91.4%
South (2)	272,457	15.7%	103,763	10.1%	12,276	2.0%
Mid Atlantic (3)	90,123	5.2%	29,180	2.8%	1,975	0.3%
Midwest (4)	33,660	1.9%	36,098	3.5%	8,887	1.4%
West (5)	113,412	6.5%	61,945	6.1%	23,044	3.6%
Southwest(6)	98,640	5.7%	50,457	4.9%	6,163	1.0%
New England (7)	13,842	0.8%	13,143	1.2%	1,908	0.3%

Total.	$1,738,653	100.0%	$1,030,424	100.0%	$628,361	100.0%

_________________

(1)     Percentages may not sum because of rounding.
(2)      Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia.
(3)     D.C., Delaware, Maryland, New Jersey, and Pennsylvania.
(4)     Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin.
(5)     Alaska, Colorado, Hawaii, Idaho, Montana, Nevada, Oregon, Utah, Washington, and Wyoming.
(6)     Arizona, New Mexico, Oklahoma, and Texas.
(7)     Connecticut, Maine, Massachusetts, and Rhode Island.

Loan Sales

        Historically, we have followed a strategy of selling for cash substantially all of our loan originations on a servicing released basis. We have sold our loans to a variety of buyers including Bear Stearns, CBASS, DLJ Mortgage Capital, IMPAC Funding Corporation, Lehman Brothers Bank, and UBS Warburg, among others. We anticipate that we will continue to sell the mortgage loans we originate in substantially the same manner. We sold $1,740.7 million of loans during 2005 as compared to $863.7 million of loans during 2004 and $663.6 million during 2003. Loan sales are made on a regular basis and as optimal pool size is accumulated. We did not sell any loans through securitization during these periods.

        Cash gain on sale of mortgage loans represented 77.3% of our total revenue for 2005, as compared to 81.6% and 83.2% of our total revenue for 2004 and 2003 respectively. We maximize our cash gain on sale on mortgage loans by closely monitoring the buyer’s requirements and grouping loan types that meet each buyer’s purchase criteria for highest pricing.

        We are required to provide certain representations and warranties to buyers who purchase our loans. We may be required to repurchase or substitute a loan if certain representations or warranties are breached. Additionally, we may be required to repurchase or substitute a loan if a payment default occurs within a certain period ranging from one to three months after sales of these loans. We are also required in some cases to repurchase or substitute a loan if the loan documentation is alleged to contain fraudulent misrepresentations made by the borrower. Any claim asserted against us in the future by our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition.

        During the year ended December 31, 2005, we repurchased twenty-eight mortgage loans with an aggregate principal loan value of $3.4 million due to early payment defaults by the borrowers. These mortgages are classified as loans held for sale until sold or until we foreclose at which time the asset would be reclassified as real estate held for sale. As of December 31, 2005, we had outstanding requests to repurchase loans with an aggregate value of $10.1 million, for which we have taken loss reserves of $1.0 million. As of December 31, 2004, we had requests to repurchase loans due to early payment defaults in an aggregate amount of $4.3 million. In addition, on December 31, 2005 we had loans with an aggregate principal balance of $0.6 million wherein the buyer notified us of alleged deficiencies in documentation or underwriting procedures. At December 31, 2005, we had a $1.0 million reserve for impairment of mortgage loans to be repurchased and mortgage loans held for sale compared to a $0.5 million reserve in the comparable period in 2004. The increase in the reserve is the result of higher repurchase demands, which resulted primarily from the significant increase in overall loan originations during 2005 versus 2004.

        In some cases where the buyers request us to repurchase loans due to early payment defaults, we agree mutually with the purchaser to change the pricing for the purchased loan in lieu of repurchase. The effect of repricing loans is realized as a reduction in our gain from sale of loan during the period in which it occurs. Subsequently, we would not have any obligation to repurchase the same loan for payment default. In other cases we provide indemnification against losses to the purchaser in lieu of repurchase. We make a provision to the reserve for losses due to impairment of such assets to the extent that such losses are assessable at the close of the reporting period.

Securitization Capability

While we had not sold loans directly through securitizations, part of our loan sale strategy may include the sale of loans directly through securitizations if management determines that such sales are more beneficial.

         Securitizations

        In a securitization, we will sell a pool of loans to a trust, established specifically for the securitization, for a cash purchase price and a certificate evidencing our residual interest ownership in the trust. The trust raises the cash portion of the purchase price by either selling securities representing interests in the loans in the trust or securities secured by the loans in the trust. Following the securitization, purchasers of securities receive the principal collected, including prepayments, on the loans in the trust. In addition, purchasers receive a portion of the interest on the loans in the trust equal to the specified interest rate on the principal balance or the stated interest on the bond. We receive the net interest income, if any, after payment of interest due to holders of the securities issued, servicing fees (net of any fees from master servicing agreements) if any, guarantor fees and other trust expenses, net of the losses due to delinquencies and defaults on the mortgage loans, and provided the specified over-collateralization requirements are met.

        After the reorganization, we intend to structure the securitization of the loans that we retain in our mortgage loan portfolio as financings rather than sales for tax and accounting in accordance with generally accepted accounting principles in the United States, or GAAP. Securitizations that are structured as financings do not meet the qualifying special purpose entity criteria under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Replacement of FASB Statement No. 125 (SFAS No. 140) and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us. One of our qualified REIT subsidiaries, as holder of the equity certificate, may also use its commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled or whether to exercise the cleanup call and purchase the mortgage loans remaining in the securitization trust. Accordingly, following a securitization, the mortgage loans remain on our balance sheet, and the securitization indebtedness replaces the warehouse facility debt associated with the securitized mortgage loans. We will record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, and do not recognize a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the actual receipt of cash payments, and is expected to decrease our earnings volatility compared to those companies that structure their securitizations as sale transactions for GAAP purposes. The cash flow available to us will vary depending upon a number of factors, including the following:

        Interest rate spread. A substantial portion of the net interest income generated by our securitized loans will be based upon the spread between the weighted average interest earned on the mortgage loans and the interest payable to holders of the mortgage-backed securities collateralized by our loans. The income we receive from the securitizations structured as financings is subject to fluctuation from time to time. This is because, in the case of hybrid/adjustable-rate loans, the interest rate on the underlying mortgage loans is generally fixed for the first two or three years from origination, and fixed for the life of the loan in the case of fixed rate loans, while the holders of the applicable securities are generally paid based on a monthly adjustable LIBOR-based yield. Therefore, an increase in LIBOR reduces the net income we receive from, and the value of, these mortgage loans. In addition, the net interest income we receive from securitizations will be reduced according to the terms of the securitization documents if there are a significant amount of loan defaults or a large amount of loan prepayments, especially defaults on, or prepayments of, loans with interest rates that are high relative to the rest of the asset pool. We anticipate that we will attempt to mitigate at least a portion of this net interest margin variability by purchasing interest rate caps or entering into interest rate swap agreements.

         Overcollateralization. We expect that our securitizations will also be structured to provide that all or a significant portion of the excess interest generated by the pool of loans be required to be used to create over-collateralization instead of being released to us, until the over-collateralization targets established by the applicable rating agencies, or the financial guaranty insurer, in the case of certain securitization trusts, are reached. The required level of over collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies exceed defined levels. This could have the effect of reducing or even eliminating the net interest income payments distributed to us.

        We will record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, and will not recognize a gain or loss upon completion of the securitization for tax and GAAP purposes. This accounting treatment will more closely match the recognition of income with our actual receipt of cash payments, which we believe will report more stable results of operations compared to companies that structure their securitizations as sale transactions for both tax and GAAP purposes.

Servicing

        Loan servicing is the administration function whereby an entity collects monthly payments from a mortgage borrower and disburses those funds to the appropriate parties. The servicer has to account for all payments, maintain balances in certain accounts for each loan, maintain escrow accounts for real estate taxes, remit the correct amount of principal and interest monthly to the holder of the loan and handle foreclosures as required.

        To date, we have performed the servicing functions on the mortgage loans we originated on an interim basis before the transfer of the servicing to the purchasers of the loans, which is generally between 60 and 90 days after the origination of the loan. At December 31, 2005, we serviced approximately $301.4 million in mortgage loans on an interim basis, with a staff of 8 people, as compared with $156.9 million with a staff of 8 people at December 31, 2004.

        After the reorganization, as we begin to accumulate loans in our portfolio we may retain the mortgage servicing rights and subcontract our servicing obligations to independent third parties pursuant to sub-servicing agreements. Retaining the servicing rights and sub-contracting the servicing obligation, however, will provide us the responsibility and opportunity to continually monitor the performance of servicers or sub-servicers through performance reviews and regular site visits. Since a substantial increase in our delinquency rate or foreclosure rate could adversely affect our ability to access the capital markets for our financing needs (including securitizations), having the ability to monitor our servicers and replace our servicers could be an effective quality control tool. Depending on our reviews, we may in the future take an ever more active role to assist servicers or sub-servicers in the servicing of our mortgages. These “master servicing rights” would also require us to perform other services including collecting loan payments from loan servicers and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of mortgage-backed securities or loans master serviced. In addition, as master servicer, we would monitor compliance with our servicing guidelines and would be required to perform, or to contract with a third party to perform, all obligations not adequately performed by any loan sub-servicer. We may also be required to advance funds to cover interest payments not received from borrowers depending on the status of their mortgages. We may also earn income on principal and interest payments we receive from our borrowers until those payments are remitted to the buyers in those mortgages. Currently, our servicing operations are not capable of handling such master servicing duties with respect to the mortgage loans in our portfolio. In addition, we may need to be rated by the principal rating agencies. We cannot assure you that we will be able to successfully expand our own servicing functions to fulfill master servicer duties.

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

Our Operating and Financial Policies

        The following is a discussion of our anticipated policies with respect to distributions, investments, financing, lending, and certain other activities. After the reorganization, our policies with respect to these activities may be reviewed and amended or revised from time to time by our Board of Directors or as applicable, the directors of our subsidiaries, without a vote of our stockholders.

         Investment Policies

        Following completion of the reorganization, we intend to retain a substantial portion of the mortgage loans we originate on our balance sheet. We expect that our mortgage loan portfolio will consist primarily of a mix of fixed and adjustable rate, conforming and non-conforming mortgage loans secured by first and second mortgages on residential real property. We expect to finance these mortgage loan originations using our consolidated equity capital, borrowed funds, and securitizations structured as financings. We intend to follow this strategy until we have built our mortgage loan portfolio to a size that is consistent with our leverage policy. Once we are fully leveraged, without raising additional capital, we expect to begin selling a substantially larger portion of the mortgage loans we originate to manage our financial leverage and maintain attractive risk adjusted returns to our stockholders.

        We may acquire other investments that include mortgage-backed securities (not including any such securities that we may issue), collateralized mortgage obligations, mortgage derivative securities, including interest only securities and principal only securities, equity and debt securities issued primarily by other mortgage-related finance companies, interests in mortgage-related collateralized bond obligations, other subordinated interests in pools of mortgage-related assets, and commercial mortgage loans and securities.

        Investments in Real Estate or Interests in Real Estate. Our investment policies currently do not include making direct investments in real estate or interests in real estate other than as described below.

        Investments in Real Estate Mortgages. We will engage primarily in the business of originating, purchasing and selling first-lien and second-lien conforming and non-conforming residential mortgage loans. Initially, we expect to conduct our origination business primarily through our taxable REIT subsidiaries. We will originate loans on the basis of the borrower’s ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment, and the appropriateness of the loan collateral (including the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio or LTV). The interest rate and maximum loan amount are determined based upon our underwriting guidelines.

        Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers. We have not, and we currently do not expect to, invest in securities of entities engaged in real estate activities or securities of other issuers, including to exercise control over such entities, but we may make such investments to satisfy the REIT qualification tests. If we determine to make such investments, subject to the percentage of ownership limitations and gross income tests necessary for REIT qualification, we may acquire all or substantially all of the securities or assets of other REITs or other entities where such investments would be consistent with our investment policies. No such investments will be made, however, if the proposed investment would cause us to be an “investment company” under the Investment Company Act. We may also invest our excess cash in short term, liquid instruments such as U.S. Treasury bills, short term debt issued by Fannie Mae or Freddie Mac, overnight investments and short term commercial paper. We may engage in the purchase and sale of investment securities. We do not, and do not intend to, underwrite the securities of other issuers.

         Leverage Policy

        We expect to employ a leverage strategy to increase our REIT taxable income by securitizing our mortgage loans in transactions that will be treated as financings for tax and accounting purposes. We generally expect to borrow in excess of 10 to 15 times the amount of our consolidated equity capital, although our actual debt to equity ratio may vary from time to time depending on market conditions, our estimates of the stability of our mortgage loan portfolio cash flows, and other factors deemed relevant from time to time by our management and Board of Directors.

         Hedging Policy

        We expect to conduct certain hedging activities intended to protect our mortgage loan portfolio and related debt against the effects of major interest rate changes in a manner consistent with our election to qualify as a REIT. Our hedging strategy will be intended to enable us to earn consistent levels of net interest income in periods of generally stable, as well as rising or declining, interest rates. Specifically, our hedging program will likely be formulated with the intent of mitigating the potential adverse effects of changes in interest rates on net interest income. We may also engage in interest rate risk management to attempt to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on our mortgage-backed certificates, retained interests in securitizations, mortgage servicing rights and loans held for sale.

        We intend to use several tools and risk management strategies to monitor and address interest rate risk. These tools will allow us to monitor and evaluate our exposure to interest rates and to manage the risk profile of our mortgage loan portfolio in response to changes in market conditions. As part of our interest rate risk management process, we may use swaps, caps, floors and other derivative instruments. We may also use other hedging instruments including mortgage derivative securities, as necessary. Because we intend to use derivative financial instruments to a greater extent than TMSF Holdings had in the past, the aggregate costs to us of entering into contracts for these instruments are likely to be significantly higher than in the past.

        We intend to carefully monitor, and may have to limit, our asset/liability management program to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts permitted by the REIT gross income and asset tests. In the case of excess hedging income, we may be required to pay a penalty tax for failure to satisfy one or both of the REIT gross income tests under the Internal Revenue Code if the excess is due to reasonable cause and not willful neglect. If our violation of the REIT gross income tests is due to willful neglect or if the value of our hedging positions causes us to violate one or more of the REIT asset tests, the penalty could be disqualification as a REIT. This could leave us exposed to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, our management may elect to have us bear a level of risk that could otherwise be hedged when our management believes, based on all relevant facts, that bearing such risks is advisable. We will engage in hedging for the sole purpose of protecting against interest rate risk and not to speculate on changes in interest rates.

         Financing Policies

        We do not have a policy limiting the amount of indebtedness that we may incur. Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur. In the future, we may seek to extend, expand, reduce or renew our warehouse facilities or obtain new warehouse facilities or lines of credit that may contain certain limitations on indebtedness.

        We expect to finance our mortgage loans on a short-term basis under one of our secured and committed warehouse facilities on a recourse basis. These loans will subsequently be financed on a long-term basis by issuing mortgage-backed securities through securitization transactions that are treated as financings for tax and accounting purposes.

        To qualify as a REIT under the Code, we generally are required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gain). We may be required to borrow funds on a short-term basis or liquidate investments to meet the distribution requirements that are necessary to qualify as a REIT, even if management believes that it is not in our best interests to do so.

        We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of indebtedness, including overall prudence, the purchase price of assets to be acquired with debt financing, the estimated market value of our assets upon refinancing and our ability to generate cash flow from our operations or from particular assets to cover expected debt service. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

         Policies with Respect to Other Activities

        We have authority to offer common stock or other equity or debt securities in exchange for assets and to repurchase or otherwise reacquire our shares of common stock or any other securities and may engage in such activities in the future. We may issue preferred stock from time to time, in one or more series, as authorized by our Board of Directors, without the need for stockholder approval. We have not engaged nor do we currently intend to engage in trading, underwriting or agency distribution or sale of securities of other issuers. We do not presently intend to invest in the securities of other issuers other than our wholly-owned subsidiaries. From time to time, we will evaluate investment opportunities in other real estate related entities and may in the future invest in one or more of these entities. At all times, we intend to make investments in such a manner as to be consistent with the requirements for REIT qualification unless, because of changing circumstances or changes in the Internal Revenue Code (or in Treasury Regulations), the Board of Directors determines that it is no longer in our best interests to qualify as a REIT.

         Report to Investors

        Upon the completion of the reorganization, we will be subject to the information and reporting requirements of the Exchange Act. Our annual reports on Form 10-K will contain financial statements certified by independent public accountants.

Competition

        We face intense competition in the business of originating and selling conforming and non-conforming mortgage loans. Our competitors in the industry include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Many of these entities are substantially larger and have considerably greater financial, technical and marketing resources than we do. From time to time, one or more of these companies may be dominant in the origination and sale of mortgage loans. In addition, many financial services organizations that are much larger than us have formed national loan origination networks offering loan products that are substantially similar to our loan programs. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. In addition, the current level of gains realized by us and our competitors on the sale of non-conforming loans could attract additional competitors into this market. Additional competition may lower the rates we can charge borrowers, thereby potentially lowering gain on future loan sales and future securitizations. In the future, we may also face competition from, among others, government-sponsored entities that may enter the non-conforming mortgage market. Existing or new loan purchase programs may be expanded by Fannie Mae or Freddie Mac, to include non-conforming mortgages, particularly those in the “A-” category, which constitutes a significant portion of our loan production.

        As the Federal Reserve continues to raise interest rates and if the number of mortgage refinance opportunities diminish, the mortgage industry may experience a consolidation that may reduce the number of current correspondents and independent mortgage bankers and brokers, reducing our potential customer base and resulting in our mortgage operations acquiring and originating a larger percentage of mortgages from a smaller number of customers. In addition, until and if the consolidation occurs in the mortgage industry, price competition among competitors can affect the profitability on the sale of mortgage loans or the return on investments if mortgage lenders are willing to cut their profitability margins to maintain current production levels. Changes of this nature could negatively impact our businesses.

        Competition can take place on various levels, including convenience in obtaining a mortgage, service, marketing, origination channels and pricing. We depend primarily on correspondents and independent mortgage bankers and brokers for the acquisition and origination of mortgages. These independent mortgage bankers and brokers deal with multiple lenders for each prospective borrower. We compete with these lenders for the independent bankers and brokers’ business on the basis of price, service, loan fees, costs and other factors. Our competitors also seek to establish relationships with such bankers and brokers, who are not obligated by contract or otherwise to maintain their business with us.

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

Employees

At December 31, 2005 we had 235 salaried employees and 76 commission based employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

                Our ability to fund our mortgage loans depends to a large extent upon our ability to secure warehouse financing on acceptable terms. The Mortgage Store currently funds the mortgage loans it originates through warehouse facilities under which it is the borrower. We can provide no assurance that we will be successful in establishing sufficient warehouse facilities either by increasing the amounts available under existing warehouse facilities or by the addition of new warehouse facilities. Pending the securitization of a pool of mortgage loans, if any, or other sale thereof, we will fund the origination of our mortgage loans through borrowings from warehouse facilities. The majority of The Mortgage Store’s current warehouse facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loans documents. Substantially all of our mortgage loans are initially “wet” funded. As of December 31, 2005, the aggregate amount of funds available to “wet” fund loans under the warehouse facilities was $111 million.

                As of December 31, 2005, we financed substantially all of our existing loans through three warehouse facilities with two financial institutions. Each of our existing warehouse facilities is renewable for one-year terms. Because our warehouse facilities are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales and our portfolio of mortgage loans.

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

After the reorganization, our investment and leverage strategy could reduce our net income and the amount available for distributions and cause us to suffer substantial losses.

               After the reorganization, we generally expect to borrow in the range of 10 to 15 times the amount of our consolidated equity capital, although at times our borrowings may be above or below our expectation. We intend to incur this indebtedness by borrowing against a substantial portion of the market value of the mortgage loans held in our portfolio. Our total indebtedness, however, is not expressly limited by our policies and will depend on our and each of our warehouse lenders’ estimates of the stability of our investment portfolio’s cash flow. We may not be able to meet our debt service obligations from our income and, to the extent we cannot, we may be required to liquidate our mortgage loans at disadvantageous prices or raise capital, which may not be available on reasonable terms or at all, each of which could have a material adverse effect on our results of operations, financial condition and business. Our use of leverage could also amplify the risks associated with other risk factors, which could reduce our net income and the amount available for distributions or cause us to suffer a loss. For example, most of our borrowings will be secured by the mortgage loans held in our investment portfolio. A decline in the market value of the mortgage loans used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell mortgage loans under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the mortgage loans, we would experience losses.

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

In the future, and in any event after the reorganization, we expect, securitize, our mortgage loans to generate stable cash flow which may not be successful.

                In the future and in any event after the reorganization, we expect to securitize our mortgage loans to generate cash proceeds for repayment of our warehouse facilities, to originate additional mortgage loans and to make distributions to our stockholders. We, however, have no experience in securitizing mortgage loans. Accordingly, we cannot assure you that we will be successful in securitizing a substantial portion of the mortgage loans we originate. In addition, even if we are successful in launching a securitization program, we cannot assure you that the securitization market will continue to be available to us on favorable terms. Also, many of our whole-loan buyers purchase our mortgage loans intending to securitize them. The securitization market is dependent upon a number of factors, including economic conditions in the securities markets generally and more specifically, conditions in the asset-backed securities market. A decline in the securitization market or a change in the market’s demand for our loans could harm our results of operations, financial condition, and business. If it is not possible or economical for us to complete the securitization of a substantial portion of our mortgage loans, we may be unable or limited in our ability to pay down our warehouse facilities and originate future mortgage loans and may need to liquidate mortgage loans under adverse circumstances, which would have a material adverse effect on our results of operations, financial condition, liquidity, and business.

Once we begin our securitization program, poor performance of the mortgage loans in our securitization pools may impact our ability to complete future securitizations.

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

                In connection with our proposed future securitizations, we may provide credit enhancement for a portion of the securities that we sell, called “senior securities,” to improve the price at which those securities are sold. In the future, when we securitize our mortgage loans, we currently expect that the credit enhancement for the senior securities will primarily be in the form of excess interest to create and maintain overcollateralization, which refers to the extent to which the mortgage loan balance in our securitizations exceeds the balance of the issued debt securities, designating another portion of the securities we issue as “subordinate securities” (which have a lower payment priority and on which the credit risk from the mortgage loans is concentrated), paying for financial guaranty insurance policies for the loans, or a combination of the foregoing. There are no direct financial costs to the use of overcollateralization. By applying excess cash flow (mortgage interest income net of interest on the asset-backed securities, losses, and servicing fees) to pay down the asset-backed securities of the trust faster than the underlying mortgages, we will be able to create and maintain any required overcollateralization. If we use financial guaranty insurance policies and the expense of these insurance policies increases, the net interest income we receive will be reduced. We cannot assure you that credit enhancement features will allow us to achieve desirable levels of net interest income from the future securitizations of our mortgage loans.

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

                Historically, The Mortgage Store sold its mortgage loans on a servicing released basis. We do not expect to have significant servicing operations in the future and we will need to contract with a servicer to service our mortgage loans. We cannot assure you that we will be able to contract with a suitable servicer or if we do so that the servicer will continue servicing our mortgage loans. If we are unable to engage a servicer, in addition to providing the servicing of the mortgage loans, we could be required to make advances for delinquent payments and other servicing related costs, which could have a negative effect on our results of operations and financial condition

                We sell servicing rights or contract with third-parties for the servicing of all mortgages, and intend to do so for those loans in our securitizations. Our operations are subject to risks associated with inadequate or untimely servicing. Poor performance by a servicer may result in greater than expected delinquencies and losses on our mortgages. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. Also, with respect to mortgages subject to a securitization, greater delinquencies would adversely impact the value of our equity interest, if any, we hold in connection with that securitization.

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

                In the ordinary course of our business, we are subject to claims made against us by borrowers and in the future, by trustees in our securitizations arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees, officers and agents (including our appraisers), incomplete documentation and our failure to comply with various laws and regulations applicable to our business. Any claims asserted against us may result in legal expenses or liabilities that could have a material adverse effect on our results of operations or financial condition.

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

                Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the years ended December 31, 2005, 2004, and 2003 approximately 64.2%, 71.4%, and 91.4% by loan amount respectively, of the loans we originated were collateralized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or wildfire, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans or cause losses in our investment portfolio, and significantly harm our business, financial condition, liquidity and results of operations.

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

                We also compete with federally chartered institutions and their operating subsidiaries that operate in a multi-state market environment. Federal statutes and rules governing federally chartered banks and thrifts allow those entities to engage in mortgage lending in multiple states on a substantially uniform basis and without the need to comply with state licensing and other laws including state and local “anti-predatory lending” laws affecting mortgage lenders. Federal regulators have expressed their position that these preemption provisions benefit mortgage subsidiaries of federally chartered institutions, as well. In January 2004, the Comptroller of the Currency finalized preemption rules that confirm and expand the scope of this federal preemption for national banks and their operating subsidiaries. Such federal preemption rules and interpretations generally have been upheld in the courts. In addition, such federally chartered institutions and their operating subsidiaries have defenses under federal law to allegations of noncompliance with such state and local laws that are unavailable to us. Moreover, at least one national rating agency has announced that, in recognition of the benefits of federal preemption, it will not require additional credit enhancement by federal institutions when they issue securities backed by mortgages from a state with predatory lending laws. As a non-federal entity, we will continue to be subject to such rating agency requirements arising from state or local lending-related laws or regulations should we issue public mortgage securities. Accordingly, as a mortgage lender that is generally subject to the laws of each state in which we do business, except as may specifically be provided in federal rules applicable to all lenders (such as the Fair Credit Reporting Act, Real Estate Settlement Procedures Act or Truth in Lending Act), unlike those competitors, we are generally subject to all state and local laws applicable to mortgage lenders in each jurisdiction where we lend, including new laws directed at nonconforming mortgage lending. This disparity may have the effect of giving those federal entities legal and competitive advantages.

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

                Competition in the industry can take many forms, including interest rates and costs to originate a mortgage loan, less stringent underwriting standards, convenience in obtaining a mortgage loan, type of mortgage loans, customer service, amount and term of a mortgage loan and marketing and distribution channels. Increased competition could have the effect of:

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
  increasing the demand for our experienced personnel and, therefore, the possibility that our personnel may be recruited by our competitors; and
  lowering the industry standard for non-conforming underwriting guidelines by for example, providing for less stringent LTV ratio requirements as competitors attempt to increase or maintain market share in the face of increased competition.

                The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the non-conforming mortgage market. Any increase in these pricing and underwriting pressures could reduce the volume of our mortgage loan originations and sales and significantly harm our business, financial condition, liquidity, and results of operations.

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

                In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational, and financial infrastructure. As of December 31, 2004 and December 31, 2005, we had 170 and 235 salaried employees, respectively, in addition to 83 and 76 commission-based employees, respectively. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. As a result of these pressures, we cannot assure you that we will be able to:

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

                A significant majority of our originations of mortgage loans come from independent brokers. For the year ended December 31, 2005, approximately 1330 brokers, from a list of over 5,000 approved brokers, submitted loans to us; except for one broker that represented 6.8% of our origination, no other broker represented more than 5% of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity, and results of operations.

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

                Many of the mortgage loans we make are underwritten under a “limited” or no documentation program, which generally places the most significant emphasis on the LTV ratio based on the full value of the property and not on a determination of a borrower’s ability to repay the loan. On May 16, 2005, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union Administration jointly issued “Credit Risk Management Guidance for Home Equity Lending.” The guidance promotes sound credit risk management practices for institutions engaged in home equity lending both home equity lines of credit and closed-end home equity loans. Among other risk factors, the guidance cautions lenders to consider all relevant risk factors when establishing product offerings and underwriting guidelines, including a borrower’s income and debt levels, credit score (if obtained), and credit history, as well as the loan size, collateral value, lien position, and property type and location. It stresses that prudently underwritten home equity loans should include an evaluation of a borrower’s capacity to adequately service the debt, and that reliance on a credit score is insufficient because it relies on historical financial performance rather than present capacity to pay. While not specifically applicable to loans originated by us, the guidance is instructive of the regulatory climate covering low and no documentation loans.

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

Interest rate fluctuations may adversely affect our operating results, the market values of our mortgage loans held for sale and our retained interests in mortgage loan securitizations.

                 Our operations.Our operations, as a mortgage loan originator, and as an investor in mortgage loans, may be adversely affected by rising and falling interest rates. Interest rates have been low over the past few years; however increases in interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. These effects could decrease the amount of mortgages available to be acquired or originated by our mortgage operations which could adversely affect our operating results. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-term fixed interest rates. Increased loan prepayments could lead to a reduction in the number of loans in our long-term mortgage portfolio and reduce our net interest income. Rising interest rates may also increase delinquencies, foreclosures and losses on our adjustable rate mortgages.

                We are subject to the risk of rising mortgage interest rates between the time we commit to purchase mortgages at a fixed price through the issuance of individual or other interest rate-locks and the time we sell or securitize those mortgages. An increase in interest rates will generally result in a decrease in the market value of mortgages that we have committed to purchase at a fixed price, but have not been sold or securitized or have not been properly hedged. As a result, we may record a smaller gain, or even a loss, upon the sale of those mortgages or reduced income from our securitized portfolio of mortgage loans.

                The market values of our mortgage loans held for sale, our retained interests in mortgage loan securitizations and any mortgage-backed securities in which we may invest. Increases in interest rates might cause the fair market value of our mortgage loans, any retained interests in mortgage loan securitizations and any mortgage-backed securities in which we may invest, to decline. Our fixed-rate mortgage loans generally will be more negatively affected by increases in interest rates than will our adjustable-rate mortgage loans. In accordance with GAAP, we will be required to reduce the carrying value of our mortgage loans held for sale, retained interests in mortgage loan securitizations and any mortgage-backed securities by the amount of any decrease in the fair value of such assets compared to amortized cost. If unrealized losses in fair value occur, we will have to either reduce current earnings or reduce stockholder’s equity without immediately affecting current earnings. In each case, our net book value will decrease to the extent of any realized or unrealized losses in fair value, and could have a material adverse effect on our results of operations, financial condition, and business.

                Net interest income.The interest payable on the floating-rate mortgage-backed securities we issue in securitizations generally will adjust monthly and will be based on shorter term floating interest rates, while the interest income we receive from our mortgage loans generally will either be fixed, adjust less frequently than monthly or be subject to caps on the rates the borrowers pay. Accordingly, when interest rates rise, the interest rates that we pay to finance our mortgage loan originations may rise faster than the interest rates on our mortgage loans, which could cause the net interest income generated by our mortgage loan portfolio to decrease.

After the reorganization, we may experience reduced net earnings or losses if our liabilities re-price at different rates than our assets.

                After the reorganization, one of our business strategies is to begin securitizing our loan production. Should this occur, our balance sheet will grow dramatically as we begin to build a loan portfolio that remains on our balance sheet. We expect, should this strategy be implemented, that our principal source of revenue in the future will be net interest income or net interest spread from our long-term mortgage portfolio, which is the difference between the interest we earn on our interest earning assets and the interest we pay on our interest bearing liabilities. The rates we pay on our borrowings are independent of the rates we earn on our assets and may be subject to more frequent periodic rate adjustments. Therefore, we could experience a decrease in net earnings or a loss because the interest rates on our borrowings could increase faster than the interest rates on our assets, if the increased borrowing costs are not offset by reduced cash payments on derivatives recorded in other non-interest income. If our net interest spread becomes negative, we will be paying more interest on our borrowings than we will be earning on our assets and we will be exposed to a risk of loss.

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

                The Pay Option ARM loan is a unique adjustable-rate mortgage that can provide the borrower with up to four payment options each month and an introductory rate of interest, or start rate, that is usually much lower than the loan’s fully-indexed interest rate and will last from one month to five years, depending on the type of Pay Option ARM selected by the borrower. The minimum monthly payment is a fully amortizing payment based on the start rate and is the lowest payment that the borrower may select, which means that any other payment option, such as interest only, will not be available in any month that it is less than the minimum payment. After an initial introductory period, the interest rate can adjust monthly based on movements in the index. The minimum monthly payment, however, adjusts no more frequently than annually and each annual payment adjustment cannot exceed, in amount, a specified percentage of the previous year’s minimum monthly payment. As a result, depending on how the interest rate adjusts, the minimum monthly payment may not be sufficient to pay all the interest that accrued during the previous month. When this occurs and the borrower selects the minimum payment option, the unpaid interest is added to the principal balance. This is called negative amortization. Holding mortgage loans with negative amortization creates risks for our business through the increased amounts of debt owed on a borrower’s mortgage loan without any corresponding determination that the borrower is capable of paying such increased amount. The increased amount of debt may make it more likely that a borrower may be delinquent or default in payments after payment caps are no longer in effect because the increased principal amount of the mortgage loan and corresponding interest payment due on such amounts may be larger than a borrower’s ability to repay such amounts. In addition, unless the value of the property increases in an amount at least equal to the amount of the negative amortization, the increased debt owed may be insufficient to satisfy the original LTV or CLTV ratios for such property and, following a foreclosure, the value we realize upon a sale of such a property may not be sufficient to satisfy the increased debt owed to us as a result of negative amortization. If credit risks associated with the Pay Option ARM were to increase in severity, our earnings could be adversely affected.

Increased levels of early prepayments of mortgages may accelerate our expenses and decrease our net income.

                Mortgage prepayments generally increase on our ARMs when fixed mortgage interest rates fall below the then-current interest rates on newly originated ARMs. Prepayments on mortgages are also affected by the terms and credit grades of the mortgages, conditions in the financial markets, housing appreciation and general economic conditions. If we were to acquire mortgages at a premium and they are subsequently repaid, we would have to expense the unamortized premium at the time of the prepayment. We could possibly lose the opportunity to earn interest at a higher rate over the expected life of the mortgage. Also, if prepayments on mortgages increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets bearing comparable net interest margins. If prepayment rates differ from our projections, we may experience a change in net earnings due to a change in the ratio of derivatives to loans being interest rate risk managed. This change in net earnings may result in a reduction of cash flows from our mortgage loans net of financing costs as we have a higher percentage of derivatives costs related to these loans than originally projected.

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

                We do not obtain credit enhancements such as mortgage pool or special hazard insurance for all of our mortgages and investments. Generally, we require mortgage insurance on any mortgage with an LTV ratio greater than 80%. During the time we hold mortgages for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance. If a borrower defaults on a mortgage that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan and any insurance proceeds available to us through the mortgage insurer. In addition, since defaulted mortgages, which under our financing arrangements are mortgages that are generally 60 to 90 days delinquent in payments, may be considered ineligible collateral under our borrowing arrangements, we could bear the risk of being required to own these loans without the use of borrowed funds until they are ultimately liquidated or possibly sold at a loss.

Declining real estate values could harm our operations.

                We believe the risks associated with our business will be more acute during periods of declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing homes to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings. Furthermore, declining real estate values will likely reduce our volume of cash-out refinancings and debt consolidation loans as the level of home equity available to secure such loans will be reduced. A cash-out refinancing occurs when a borrower obtains a new mortgage loan in an amount that exceeds the existing balance on the current mortgage in order to refinance the original mortgage and receive additional cash for other uses such as paying down or off consumer debt with a higher interest rate than on the mortgage loan. For the year ended December 31, 2005, approximately 33.4% by loan amount of our loan originations were cash-out refinancings and debt consolidation loans. In addition, declining real estate values significantly increase the likelihood that we will incur increased foreclosures and losses on our loans in the event of default. Therefore, any sustained period of declining real estate values could adversely affect both our net interest income from loans in our portfolio, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to you.

Second mortgages exposes us to greater credit risks.

                Our security interest in the property securing second mortgages is subordinated to the interest of the first mortgage holder. Second mortgages also have a higher combined LTV ratio than the first mortgage. Upon foreclosure, if the value of the property is equal to or less than the amount needed to repay the borrower’s obligation to the first mortgage holder our second mortgage loan will not be repaid.

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

                Several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending practices. The federal Home Ownership and Equity Protection Act, or HOEPA, identifies a category of mortgage loans and subjects such loans to restrictions not applicable to other mortgage loans. Loans subject to HOEPA consist of loans on which certain points and fees or the annual percentage rate, which is based on the interest rate and certain finance charges exceed specified levels. Liability for violations of applicable law with regard to loans subject to HOEPA would extend not only to us, but to the purchasers of our loans as well.

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

                Raymond Eshaghian, our Chief Executive Officer, President, Secretary and Chairman of our board of directors, directly and indirectly through others beneficially owns or controls over 60.1% of our outstanding shares of common stock, assuming the exercise of all options and warrants currently outstanding. Mr. Eshaghian is able to exercise significant influence over the election of our directors, and therefore, our management and policies, through his voting power. He may vote his or cause his affiliations to vote its shares of our common stock in ways with which you may disagree or which may be adverse to your interests as a stockholder, and this voting concentration may discourage, delay or prevent a change in control or acquisition of our company, even one that you believe is beneficial to you as a stockholder.

Loss of Messrs. Eshaghian, Najand could result in a material adverse effect on our business.

                Our future success depends to a significant extent on the continued services of Messrs. Eshaghian, Najand. The loss of the services of Messrs. Eshaghian, Najand could have a material adverse effect on our results of operations, financial condition, and business.

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

                Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. The issuance of additional shares of our common stock may be available for sale in the public markets. In addition, a substantial number of shares of our common stock may, pursuant to employee benefit plans, be issued or reserved for issuance from time to time and these shares of common stock may be available for sale in the public markets from time to time. We presently have 1,585,733 shares of our common stock subject to options that are immediately exercisable and an additional 299,267 shares subject to options that vest over the next [five] years. We cannot predict the effect that future sales of shares of our common stock will have on the market price of our common stock.

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

ITEM 2. PROPERTIES

             Our primary executive and administrative offices are located in Los Angeles, California. We have a sub- lease expiring May 31, 2007. The current aggregate annual rent for the leased property is approximately $611,500.

ITEM 3. LEGAL PROCEEDINGS

              We are not a party to any material legal proceedings with respect to us, our subsidiary, or any of our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2005, we held our annual meeting of stockholders. Of 15,000,000 shares eligible to vote, 10,110,779 votes were returned, or 67.4%, formulating a quorum. At the annual stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I — Election of Directors, Proposal II — Ratification of the appointment of Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) as our independent auditors for the year ending December 31, 2005,  Proposal III—Approval of an amendment to the Company’s certificate of Incorporation to Decrease the Number of Authorized Common Stock from 100,000,000 to 30,000,000 shares and to decrease the number of authorized preferred stock from 50,000,000 to 100,000 shares.

Proposal I — Election of Directors.

             The following individuals were elected to serve as our directors at the annual stockholders’ meeting, and to serve until their successors are elected and qualified at the next annual meeting of stockholders or until death, resignation or removal.

Director	FOR	AGAINST	WITHHELD	ELECTED
Raymond Eshaghian	10,110,629	100	4,889,271	Yes
H. Wayne Snavely	10,110,629	100	4,889,271	Yes
M. Aaron Yashouafar	10,110,629	0	4,889,271	Yes

Proposal II — Ratification of the appointment of Singer Lewak Greenbaum & Goldstein, LLP (“SLGG”) as our independent auditors for the year ending December 31, 2005. This proposal was approved with 10,110,729 shares voted FOR, 0 voted AGAINST, and 4,889,271 votes WITHHELD.

Proposal III — Approval of an amendment to the Company’s certificate of Incorporation to Decrease the Number of Authorized Common Stock from 100,000,000 to 30,000,000 shares and to decrease the number of authorized preferred stock from 50,000,000 to 100,000 shares.  This proposal was approved with 9,075,495 shares voted FOR, 1,000 voted AGAINST, 150 abstained and 5,923,355 votes WITHHELD.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol “TMFZ.” Although shares of our Common Stock have been quoted on the OTC Bulletin Board since April 24, 2001, there has not been any public market activity prior to the quarter ending December 31, 2002. No assurance can be given that any public market activity for our Common Stock will continue to develop or be maintained. During the year ending December 31, 2005, the high and low closing price of our Common Stock was $4.00 and $1.90, respectively. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions in an established trading market.

             As of April 4, 2006, there were 86 holders of record of our Common Stock (including holders who are nominees for an undetermined number of beneficial owners). These figures do not include beneficial owners who hold shares in nominee name.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
Revenue
Income from sales of loans	$61,157	$42,421	$22,507	$11,338	$5,944
Mortgage interest income	17,380	8,711	4,182	2,255	1,007
Commission fee	640	777	77	66	47
Escrow service fee	0	85	269	0	0
Total revenue	79,177	51,994	27,035	13,659	6,998

Cost of sales
Commission expense	20,075	14,770	9,467	5,129	2,884
Warehouse interest expense	14,270	5,739	3,206	1,749	969
Other closing expenses	2,398	1,692	1,583	709	386
Reserve for loans to be repurchased	967	531	-	-	-
Total cost of sales	37,710	22,732	14,256	7,587	4,239

Gross profit	41,467	29,262	12,779	6,072	2,759

Operating expenses
Salaries and wages	18,978	10,702	6,285	2,875	999
Occupancy	961	413	607	206	143
General and administration	5,912	3,807	2,412	1,753	1,263
Total expenses	25,851	14,922	9,304	4,834	2,405

Income (loss) from operations	15,616	14,340	3,475	1,238	354

Other Income (loss)	(86)	32	10	(227)	(253)

Income (loss) before provision for income taxes	15,530	14,372	3,485	1,011	101

Provision for income taxes	6,328	5,737	1,312	424	40

Net income (loss)	$ 9,202	$ 8,635	$ 2,173	$ 587	$ 61

	As of December 31,
Balance sheet data:	2005	2004	2003	2002	2001
Cash and cash equivalent	10,247	8,565	2,843	732	1,249
Restricted cash	413	1,356	489	1,521	158
Loans held for sale	65,460	121,116	45,398	83,082	14,917
Other assets	19,542	8,318	1,268	970	1,768
Total assets	95,662	139,355	49,998	86,305	18,092
Total liabilities	72,151	125,046	44,359	82,848	14,909
Preferred stock	-	-	-	-	1,493
Total stockholder's equity	23,511	14,309	5,639	3,457	1,690

Weighted average of issued and outstanding shares	15,000,000	15,000,000	14,984,309	9,569,913	7,500
Basic earnings per share	0.61	0.58	0.15	0.04	8.13

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

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors — many of which are beyond our control — could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors, include, among others certain credit, market, operational, liquidity and interest rate risks associated with our business and operations, changes in business and economic conditions, accounting estimates and judgments and legislation including the Sarbanes-Oxley Act of 2002. These risk factors are not exhaustive, and additional factors that could have an adverse effect on our business and financial performance are set forth under “Risk Factors” and elsewhere in this annual report.

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

         Financing, Revenues, and Interest Rate Management

        Historically, our business model relied primarily on our ability to originate mortgage loans and sell those loans on a servicing-released basis in the secondary mortgage market at prices that resulted in a competitive operating margin. Our primary components of revenue have been gain from the sale of loans, which is the excess of the sale price of the loan over its outstanding principal balance reduced by the direct costs of originating the loan, mortgage interest income, and loan origination fees.

        Following our reorganization, we intend to retain, on our balance sheet, a substantial portion of the mortgage loans we originate. We expect to finance this mortgage loan portfolio over the long-term by issuing mortgage-backed securities through securitization transactions that are treated as financings for tax and accounting purposes, and therefore, do not expect to recognize gain or loss at the time of securitization. Accumulating mortgage loans on our balance sheet is an important aspect of our REIT compliance strategy. Under the REIT rules, we will need to accumulate sufficient REIT qualifying assets so that the value of our taxable REIT subsidiaries, which will initially be The Mortgage Store, will constitute no more than 20% of our total assets at the close of each calendar quarter. Additionally, at least 75% of our assets must consist of real estate assets such as real property or loans secured by real property at the close of each calendar quarter. Initially, we will meet these asset tests by acquiring mortgage-backed certificates and over the long term by having a sufficiently large on-balance sheet portfolio of mortgage loans. Finally, we will need to grow our on-balance sheet portfolio to a size sufficient to generate sufficient gross income so that we meet the annual requirement that 75% of our income is real estate related income such as rents from real property and interest on obligations secured by mortgages on real property.

        Initially, the source of the mortgage loans that we will retain in our portfolio will be the closed loans we purchase from The Mortgage Store. In the future we may provide The Mortgage Store with funds to close loans on our behalf in which case we will pay The Mortgage Store a fee for originating and processing the loans it closes on our behalf. While we have not determined the amount of any fees we may, in the future, pay The Mortgage Store, such fees will be set at an “arms-length rate” to comply with the tax rules applicable to REITs as well as comply with any other legal or regulatory requirements applicable to us. In addition, if, in the future, we either originate our own mortgage loans rather than purchasing closed loans from The Mortgage Store or we provide loan closing funds to The Mortgage Store, we may pay The Mortgage Store a fee, at the then current market rate, for any interim servicing it provides us. Although we intend to retain a substantial portion of our and The Mortgage Store’s mortgage loan production, The Mortgage Store will continue to sell a portion of the loans it originates through either loan sales or through securitizations structured as sales for tax and accounting purposes and to generate origination fees, enabling us to increase our capital by retaining the after tax income in The Mortgage Store, which will help us maintain the financial ratio covenants contained in our warehouse facilities. We do not expect, however, that The Mortgage Store will sell loans until we have built our on-balance sheet portfolio to a sufficient size to allow us to comply with the REIT rules, other than those loans we are unable to securitize. Since retaining after tax income increases the value of The Mortgage Store, we will need to monitor the value of The Mortgage Store to ensure that it does not exceed 20% of our total assets.

        We expect to fund our mortgage loans on a short-term basis directly through our revolving warehouse lines of credit and repurchase agreements, which we refer to as our warehouse facilities. As a condition to the closing of the asset purchase agreement, The Mortgage Store will need to obtain consents from the warehouse lenders and those warehouse facilities may also need to be amended as to financial covenants, commitment amount, and other terms. Additionally, we will need to enter into our own warehouse facilities or become a co-borrower on The Mortgage Store’s warehouse facilities to purchase and fund loans from The Mortgage Store. We have begun to discuss obtaining the necessary consents and amendments with our warehouse lenders and expect to obtain such consents and amendments prior to consummating this reorganization. Those negotiations are currently underway and should be finalized in the first quarter of 2006. We cannot, however, assure you that we will be able to obtain the consents and amendments we need to the existing warehouse facilities or to obtain new warehouse facilities at the REIT level.

        Our REIT compliance strategy will significantly affect our balance sheet. After the reorganization, we expect that our principal elements of revenues will be interest income generated from our mortgage loan portfolio, rather than gains on sale from the sale of loans, and loan origination fees, all initially expected to be generated at The Mortgage Store. Our primary components of expenses are expected to be interest expense on and costs associated with our warehouse facilities and securitizations and general and administrative expenses and payroll and related expenses arising from our origination business.

        To the extent consistent with our qualification as a REIT, we expect to follow an interest rate risk management program intended to protect our portfolio of mortgage loans and related debt against the effects of major interest rate changes. We expect to primarily use securitization transactions to manage our long-term interest rate risk. We believe securitizations are an attractive source of long-term funding because the aggregate weighted average life of the securities issued in such transactions approximates the weighted average life of the securitized mortgage loans and the payments due on the securities generally match the cash-flow from such mortgage loans. Our interest rate management program will be formulated with the intent to offset, to some extent, the potential adverse effects resulting from the differences between interest rate adjustment indices and interest rate adjustment periods of our ARMs and related borrowings. In the future we may also hedge the debt we issue or anticipate issuing in our securitization transactions with hedging transactions, which may include swaps, interest rate caps and floors and other derivatives. The nature and quantity of hedging will be determined by our management based on various factors, including market conditions and the expected volume of mortgage loan originations. We cannot assure you that any such hedging transaction will offset the risks of changes in the interest rates, and it is possible that there will be periods during which we may incur losses after accounting for our hedging activities.

        The Mortgage Store maintains revolving warehouse lines of credit and repurchase agreements, which we collectively refer to as our warehouse facilities, to finance the origination of mortgage loans prior to sale. We recognize interest income on loans held in inventory and interest expense on any associated warehouse facility throughout the period preceding the sale of the loans. Gains or losses on loan sales are recognized when we surrender control over the loans, generally on the settlement date, based upon the difference between the proceeds received from the sale and the net carrying value of the loans. The proceeds from the sales are used to repay our warehouse facilities, fund new originations, and grow our operations.

        Currently, The Mortgage Store is an interim loan servicer, meaning that it services all of its loans on a temporary basis. The Mortgage Store will typically service the loans for purchasers of its loans for a period of up to 90 days after the sale date, at which time the servicing is transferred to the purchaser. Monies form the loans sold to non-affiliated buyers is typically received within a period between 30 and 60 days from origination.

        Mortgage loans enter our integrated team origination process through our wholesale channel, which solicits business from mortgage brokers, and our retail channel, which markets directly to the general public. Our wholesale channel currently has over 5,000 approved brokers of which approximately 1,330 actively conducted business with us in 2005. In the future, we intend to enter into loan purchase and sale agreements with mortgage bankers, banks, thrifts, and credit unions to sell residential mortgage loans to us through our wholesale channel. Unlike our mortgage brokers, these sellers, or correspondent lenders, will close their loans through their own financing. Our retail channel has over 23 loan officers that operate from our headquarters and four branch offices throughout California and Virginia. For the year ended December 31, 2005 and the year ended December 31, 2004, we originated approximately $1.7 billion and $1.0 billion of mortgage loans, respectively, of which approximately 88.9% and 82.9%, respectively, were generated through our wholesale channel and approximately 11.1% and 17.1%, respectively were generated through our retail channel. Over the past five calendar years our originations have grown at a compound annual rate of 61.0%. For a discussion of our wholesale and retail operations, see “Business.”

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

        Conversely, we expect the current level of total origination activity in the mortgage industry at large, which includes both conforming and non-conforming mortgage loans, to decrease, as higher interest rates make home buying more costly for consumers and refinancing of existing mortgages less attractive to current borrowers. Our current business model contemplates growth, even in an increasing interest rate environment with declining originated volume for the industry, by capturing additional market share. We, however, expect that our volume growth will increase more slowly in a rising interest rate environment than in a declining interest rate environment. Our ongoing business strategy will be to continue to grow volume. We intend to do that by expending the geographical footprint of our sales organization into new territories, and to continue to expand our sales efforts in our current markets. We will greatly expand our sales presence in Mid-America and on the East Coast, as well as other Western markets we do not currently service.

        The mortgage industry is highly competitive. As a result, we are not able to originate loans at rates higher than the market rate. We primarily operate in the non-conforming sector and our borrowers typically have a combination of risk characteristics for which we can charge a higher interest rate than those for conforming loans. Our borrowers tend to engage more in cash-out refinances than rate or term refinances for conforming mortgage loans and borrowing activity is generally less sensitive to increases in interest rates. The Alt-A and subprime markets have historically had higher percentages of cash-out refinances because of the borrowers’ characteristics, and because borrowers are accustomed to paying a higher interest rate than is available on conforming loans. Borrowers in these categories tend to use the equity in their property to fund other consumer needs, including debt consolidation and major consumer purchases.

         Change in Business Strategy

        Our business strategy currently relies on our ability to originate mortgage loans and to sell those loans in the secondary mortgage market at prices that result in a competitive operating margin. We calculated our operating margin as the sum of the price we receive for our loans, plus origination fees, plus the net interest income we earn for the period of time we hold the loans, less the cost to originate and fund the loans. Loans held for sale are aggregated into mortgage pools, and, generally within a period between 30 and 60 days of funding the loans, sold to third parties. We finance our mortgage loan originations on a short-term basis through our warehouse facilities. Loans are generally held through our warehouse facilities for less than 90 days and we expect that this will continue to be the case even after we begin our securitization program. Under our existing loan sale strategy, our income is generated primarily by:

  the sale of loans at a price greater than our weighted average origination costs (including overhead);
  net interest income, which is the difference between the interest income generated by the mortgage loans and interest expense on the financing of our lending activities through our warehouse facilities during the time we hold the mortgages; and
  origination fee income.

        Following completion of the reorganization, although we will continue to sell a portion of the loans we originate, our strategy will include retaining a substantial portion of our mortgage loans in an investment portfolio, financed on a long-term basis by securitization.

        By retaining a substantial portion of our mortgage loans in an investment portfolio, we will be assuming significantly more interest rate and loan default risk than under our existing business strategy, where we sold the mortgage loans we originated generally within 30 to 60 days of funding the loans. The securitizations we expect to undertake after the reorganization to finance our loan portfolio are intended to be structured as financings for tax and accounting purposes; therefore, we do not expect to recognize a gain or loss on sale for tax and accounting purposes. We expect to hold loans for 60 to 75 days prior to securitization. Following the securitizations, the loans will remain on our consolidated balance sheet as an asset, the securitization debt will be listed as a liability on our balance sheet, and we will record interest income generated by the mortgage loans over the life of the loan and recognize interest expense on the mortgage-backed securities over the life of the securities. We expect to generate earnings from the loans we retain primarily through:

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

        In addition, we expect to issue subordinate securities as part of our securitizations. An active trading market for our subordinate securities may never develop. As a result, the market for any subordinate securities we issue could become temporarily illiquid or trade at steep discounts, thereby reducing the cash we would receive from a sale of these securities. This illiquidity could have a material adverse effect on our operations.

        This change in our business strategy will significantly affect our balance sheet. Our management intends to continuously evaluate our new business strategy, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. As a result of our new business strategy, as discussed above, we expect the net interest income generated by our portfolio of loans to become, over time, the largest component of our revenues, rather than the net gain received by us as a result of our loan sales, which has been the largest component of our revenues up to now. Since we did not previously hold the loans we originated for an extended period of time and because we sold all of the loans we originated on a servicing-released basis, our historical results of operations and management’s discussion of those results are not likely to be indicative of our future results. We expect, however, that the accounting treatment of our securitizations will more closely match the recognition of income with the actual receipt of cash payments and is expected to decrease the volatility of our earnings, which will no longer be almost entirely dependent on the timing of loan sales.

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

        As described in more detail under the heading “Material Federal Income Tax Consequences — REIT Taxation Generally,” to qualify as a REIT, we are required to meet certain asset tests at the end of each calendar quarter and certain income tests annually. These asset tests require, among other things, that at least 75% of our assets must be qualified real estate assets, government securities and cash and cash items. In addition, the securities issued by our taxable REIT subsidiaries cannot represent more than 20% of our total assets. The need to comply with the quarterly asset tests may cause us to acquire assets that are qualified real estate assets for purposes of satisfying the tests (for example, interests in our mortgage loan portfolios) but are not part of our overall business strategy and might not otherwise be the best investment alternative for us.

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

         Accounting for Net Interest Income

        After the reorganization, as we grow our on-balance sheet portfolio, accounting for net interest income will become one of our critical accounting policies. Net interest income is calculated as the difference between our interest income and interest expense. Interest income on our mortgage loan portfolio is a combination of accruing interest based on the outstanding balance and contractual terms of the mortgage loans and the amortization of yield adjustments using the interest method in accordance with SFAS 91.

         Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases

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

        In accordance with SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133 all derivative instruments are recorded at fair value. To qualify for hedge accounting under SFAS No. 133, we must demonstrate, on an ongoing basis, that our interest rate risk management activity is highly effective. We must also formally assess, both at inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in cash flows of hedged items. If we are unable to qualify certain of its interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings, but the change in fair value of the related asset or liability may not, thus creating a possible earnings mismatch.

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

        Historically, our primary interest-earning assets have been the mortgage loans that we have originated and held for sale. We earn interest from the time we originate the mortgage loan until we sell the mortgage loan in the secondary market. Under our new business strategy, we will earn interest over the life of the mortgage loans held in our portfolio. Currently, our primary interest-bearing obligations are our borrowings under our warehouse facilities, which are secured by unsold loans. After the reorganization, our primary interest bearing obligations will also include the debt securities issued in our securitizations. We expect that the interest rate earned on the mortgage loans will exceed the interest rate paid on the warehouse facilities resulting in a positive interest spread.

        Gain on Sale of Loans. We expect to continue to sell our mortgage loans through loan sales and, in the future and in any event after the reorganization, through securitizations accounted for as sales.

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

Historical Critical Accounting Policies

        We established various accounting policies that apply accounting principles generally accepted in the United States of America in the preparation of its historical financial statements. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities or our results of operations, and we consider these to be critical accounting policies in our historical operation and we expect to continue these policies after the reorganization. The estimates and assumptions we used are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of December 31, 2005 was $966,072.

        Income from Sales of Loans. To date our income from sales of mortgage loans has consisted primarily of cash gain that resulted from loan sales. Historically, we have sold all of our loans on a servicing released basis. In the future, however, we may decide to retain the right to service any of the loans that we sell, in which case we may also record non-cash sales related to the value of those servicing rights.

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

        Under the terms of an early purchase facility with Washington Mutual Bank, FA, or Washington Mutual, we sell certain qualifying loans to Washington Mutual immediately upon origination subject to a commitment by a takeout buyer to purchase those loans within 90 days of the sale to Washington Mutual. We retain the right to service the loans. We recognize gain or loss from this transaction to the extent of the difference between the price at which loans are acquired by Washington Mutual and the outstanding principal balance of the loans plus costs to originate the loans. We recognize additional revenue (loss) equal to the difference between takeout buyer’s price and the acquisition price by Washington Mutual at the time that it releases its interest to the takeout buyer. Although this transaction is treated as a sale and the loans are not held on our balance sheet, we may face losses due to changes in the value of servicing rights for such loans because we have retained the servicing rights.

        Provisions for Losses. We may make market valuation adjustments on certain non-performing loans, loans that we are obligated to repurchase, other loans we hold for sale, and real estate owned. These adjustments are based upon our estimate of expected losses and are based upon the value that we could reasonably expect to obtain from a sale. An allowance for losses on loans held for sale, loans sold that we are obligated to repurchase, and real estate owned is recorded in an amount sufficient to maintain adequate coverage for probable losses on such loans. As of December 31, 2005, the reserve for losses on loans held for sale, which includes previously repurchased loans, loans sold which we are obligated to repurchase, and real estate owned were $234,000, $955,000, and $34,000, respectively. Our estimate of expected losses could increase or decrease if our actual loss experience or repurchase activity is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale. In particular, if actual losses increase or if values reasonably expected to be obtained from a sale decrease, the provision for losses would increase. Any increase in the provision for losses would adversely affect our results of operations.

        Loans Held for Sale. We carry mortgage loans held for sale at the lower of cost or estimated fair value. We defer points and fees and related direct origination costs until the related loan is sold. We recognize interest income under the accrual method. We cease the accrual of interest on any loan when payment of interest is 90 days or more delinquent or earlier if the collection of interest appears doubtful.

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

        Real Estate Owned. Properties held for sale are stated at cost, not to exceed fair value. Real estate acquired in settlement of loans, or REO, generally results when property collateralizing a loan is foreclosed upon or is otherwise acquired in satisfaction of the loan and is carried at fair value less estimated costs to dispose. A property’s fair value is based on the net amount that we could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate acquired through foreclosure are made through valuation allowances and charge-offs recognized through a charge to earnings. Recovery of the carrying value of real estate is dependent to a great extent on economic, operating, and other conditions that may be beyond our control. A decrease in real estate values may adversely affect our results of operations and the value of assets we carry on our consolidated balance sheet.

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

Financial Highlights For 2005

        Net Income. For year ended December, 31, 2005 we had income of approximately $15.5 million before provision for income taxes. The net income after provision for income tax was approximately $9.2 million or approximately $0.61 per common share and approximately $0.57 per diluted common share.

        Loan originations. For the year ended December 31, 2005 we funded approximately $1.7 billion of mortgage loans compared to approximately $1.0 billion for the comparable period of 2004. Purchase money mortgages accounted for approximately 66.6% of our originations during the year ended December 31, 2005 compared to approximately 67.2% for the comparable period in 2004. Our wholesale channel, which originates loans through independent mortgage brokers, accounted for approximately 88.9% of our origination during the year ended December 31, 2005 compared to approximately 83.1% for the comparable period of 2004.

        We continued to expand our geographical reach and increased origination throughout the country. During the year ended December 31, 2005 and 2004 we originated mortgage loans in 42 and 37 states, respectively. Loans originated in California constituted approximately 64.2% and 71.4%, respectively, of our total mortgage loan originations during those periods. Even though our loan origination in California increased approximately 51.7% for the year ended December 31, 2005 compared to the same period ended December 31, 2004, our loan originations in other states increased at higher percentages.

        Mortgage loan sales — cash income from sale. For the year ended December 31, 2005 we sold approximately $1.7 billion in loans compared to approximately $863.6 million during the comparable period in 2004. Our revenue from sales of loans was approximately $61.2 million during the year ended December 31, 2005 compared to approximately $42.4 million for the comparable period in 2004. With the rising interest rates and flattening yield curve we have seen increasing compression in our loan sale premiums. The weighted average premium collected from sales of loans during the year ended December 31, 2005 was approximately 2.69% compared to approximately 3.41% for the same period in 2004. During the twelve months ended December 31, 2005 the rebate or yield spread premium paid to the loan originators was approximately 0.75% compared to approximately 0.76% for the same period ended December 31, 2004.

        Our cash and cash equivalents at December 31, 2005 was approximately $10.2 million compared to approximately $8.6 million at December 31, 2004.

        As of December 31, 2005, we had three warehouse facilities to fund our loan originations with two financial institutions for a total funding capacity of approximately $504 million. This included an early purchase facility with Washington Mutual with a maximum concentration amount of approximately $400 million. During the year ended December 31, 2005 we renegotiated terms of financing for our warehouses. At December 31, 2005 the cost of borrowing on these warehouse facilities are a variable rate equal to one-month LIBOR plus a margin ranging between approximately 1.0% and approximately 2.75%.

Results of Operations

         Results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004

	For the Year Ended December 31,
	2005		2004
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue
		(dollars in thousands)
Loan Income:
Income from sales of loans	$61,157	77.2%	$42,421	81.6%
Mortgage interest income	17,380	22.0%	8,711	16.8%
Commission fee income	640	0.8%	777	1.5%
Escrow fee income	-	0.0%	85	0.2%

Total Revenue	79,177	100.0%	51,994	100.0%
Cost of loan origination and sale of mortgages:
Commission expense	20,075	25.4%	14,770	28.4%
Warehouse interest expense	14,270	18.0%	5,739	11.0%
Reserve for impairment of loans	967	1.2%	531	1.0%
Other closing expenses	2,398	3.0%	1,692	3.3%

Total cost of originations and loan sales	37,710	47.6%	22,732	43.7%
Gross profit	41,467	52.4%	29,262	56.3%
Operating expenses:
Salaries and wages	18,978	24.0%	10,702	20.6%
Occupancy	961	1.2%	413	0.8%
General and administrative	5,912	7.5%	3,807	7.3%

Total operating expenses	25,851	32.7%	14,922	28.7%
Income from operations	15,616	19.7%	14,340	27.6%
Total other income (loss)	(86)	(0.1)%	32	0.1%
Income (loss) before tax	15,530	19.6%	14,372	27.6%
Provision for (benefit from) income tax	6,328	8.0%	5,737	11.0%

Net Income	$9,202	11.6%	$8,635	16.6%

Loan income

        Total revenue. Total revenue increased 52.3% to $79.2 million for the year ended December 31, 2005 from $52.0 million for the year ended December 31, 2004. This increase was due primarily to increases in income from sales of loans and mortgage interest income.

        Income from sales of loans. Income from sales of loans for the year ended December 31, 2005 increased 44.2% to $61.2 million from $42.4 million for the same period in 2004 due primarily to higher volume of loan sales. Total loan sales increased 101.6% to $1.7 billion for the year ended December 31, 2005 compared to $863.6 million for the same period in 2004. This increase was due primarily to increased loan originations during the year ended December 31, 2005 compared to the same period in 2004 offset in part by lower premiums earned on sales of loans. The weighted average premium for loan sales for year ended December 31, 2005 was 2.69% compared to 3.41% for the same period in 2004. The lower weighted average premium we received from sales of loans in the year ended December 31, 2005 primarily reflects the rise of short term interest rates and the narrowing of the spread between short and long term rates.

        Mortgage interest income. Mortgage interest income increased 99.5% to $17.4 million for the year ended December 31, 2005 from $8.7 million for the same period in 2004. The increase in interest income was due primarily to an increase in the volume of loans originated in 2005 compared to 2004 as well as higher coupon rates and a longer average holding period.

        Commission fee income. We earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans that our loan officers originate are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income for the year ended December 31, 2005 was $0.6 million compared to $0.8 million for the same period in 2004.

        Escrow fee income. We discontinued our escrow division in March 2004. Income from escrow and other fees for the year ended December 31, 2004 was $0.09 million. There was no comparable income for the same period in 2005.

Cost of loan originations

        Total Cost of Loan Originations and Sale of Mortgages. Total cost of originations and loan sales increased 65.9% to $37.7 million for the year December 31, 2005 from $22.7 million for year ended December 31, 2004. The increase was primarily due to increased loan originations. Total cost of originations and loan sales as a percentage of total revenue also increased to 47.6% for the year ended December 31, 2005 compared to 43.7% for the same period ended December 31, 2004. This increase was primarily due to increased warehouse interest expense and recognition of commission expenses related to loans originated through the early purchase facility.

        Commission Expense. Commission expense for mortgage loans sold during year ended December 31, 2005 increased 35.9% to $20.0 million from $14.8 million in the year ended December 31, 2004. This increase was primarily due to an increased volume of loan originations. Commission expense, which is primarily a pricing rebate paid by us and an origination fee deducted from the borrower’s funds at origination, is recognized at the time of sale to correspond with the recognition of income from the sale of the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale as a prepaid commission on our balance sheet. Commission expense for the year ended December 31, 2005 as a percentage of revenue decreased to 25.4% compared to 28.4% for the same period in 2004, primarily as a result of increased use of the early purchase facility for loan originations where commission expense is recognized at the time of origination corresponding to the initial sale of the note.

        Warehouse interest expense. Interest expense for the year ended December 31, 2005 increased 148.6% to $14.3 million from $5.7 million for the same period in 2004. The increase in interest expense was primarily due to the increase in our volume of borrowing and higher interest rates. The weighted average number of days we held loans before sale during the year ended December 31, 2005 and 2004 was 57 and 51 days respectively.

        Reserve for impairment of loans. At December 31, 2005, there were 45 loans with an aggregate principal balance of $10.1 million that we had been requested to repurchase as a result of early payment defaults compared to 28 loans with an aggregate principal balance of $4.3 million for the year ended December 31, 2004. During the year ended December 31, 2005 we made provisions of $1.0 million for losses for impairment of loans we were obligated to repurchase, compared to $0.5 million for the same period in 2004. In addition, there were 6 loans with an aggregate principal balance of $0.6 million where the buyer had notified us of alleged deficiencies in documentation or underwriting procedures. We may be required to repurchase these loans if we are unable to cure the alleged deficiencies. As of December 31, 2005, no loss reserve has been made for these loans.

        Other closing expenses. Other closing expenses related to the closing of loans, including credit check expenses, appraisal and appraisal review fees and other closing expenses, increased 41.7% to $2.4 million for the year ended December 31, 2005 from 1.7 million for the same period in 2004. This increase primarily reflects the additional costs related to the increased volume of loan originations offset by improved pricing for services used in loan originations.

Operating expenses

        Total expenses. Total operating expenses increased 73.3% to $25.9 million for the year ended December 31, 2005 compared to $15.0 million for the year ended December 31, 2004. The increase was primarily the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan volume and in the number of employees.

        Salaries and wages. Salaries and wages increased 77.3% to $19.0 million for the year ended December 31, 2005 from $10.7 million for the year ended December 31, 2004. The increase was due primarily to growth in the number of our employees, as well as higher commission and bonus expenses related to higher loan production.

    Occupancy. Occupancy expense increased 132.7% to $1.0 million for the year ended December 31, 2005 from $0.4 million for the year ended December 31, 2004. The increase resulted primarily from increased office space due to expansion and a larger number of employees. In November 2005 the Company moved to a new larger office space in Los Angeles.

        General and administrative. During the 12 months ended December 31, 2005 we incurred $0.7 million in legal and accounting fees associated with the preparation and filing of our information statement/prospectus on Form S-4 with the SEC. General and administrative expenses increased 55.6% to $5.9 million for the year ended December 31, 2005 from $3.8 million for the year ended December 31, 2004. This increase was due primarily to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

        Loss from real estate owned. While we sell all of our loans for a cash price with servicing rights released, under terms of our agreements with various purchasers we make certain representations and warranties to the purchaser which we are obligated to satisfy or correct even after completion of the sale transaction. For example we agree to repurchase loans where borrowers default on their payments within 90 days from the date of transfer of servicing. At December 31, 2005 there were two properties classified as REO, and a $34,000 reserve was made for losses.

        Provision for income tax. Provision for income tax increased to $6.3 million for the year ended December 31, 2005 from $5.7 million for the year ended December 31, 2004. This increase was primarily a result of the increase in our income before taxes of $15.7 million for the year ended December 31, 2005 from $14.4 million for the year ended December 31, 2004.

         Results of operations for year ended December 31, 2004 compared to the year ended December 31, 2003

	For the Year Ended December 31,
	2004		2003
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue
		(dollars in thousands)
Loan Income:
Income from sales of loans	$42,421	81.6%	$22,507	83.3%
Mortgage interest income	8,711	16.8%	4,182	15.5%
Commission fee income	777	1.5%	77	0.2%
Escrow fee income	85	0.2%	269	1.0%

Total Revenue	51,994	100.0%	27,035	100.0%
Cost of loan origination and sale of mortgages:
Commission expense	14,770	28.4%	9,467	35.0%
Warehouse interest expense	5,739	11.0%	3,206	11.8%
Reserve for impairment of loans	531	1.0%	-	0.0%
Other closing expenses	1,692	3.3%	1,583	5.9%

Total cost of originations and loan sales	22,732	43.7%	14,256	52.7%
Gross profit	29,262	56.3%	12,779	47.3%
Operating expenses:
Salaries and wages	10,702	20.6%	6,285	23.3%
Occupancy	413	0.8%	607	2.2%
General and administrative	3,807	7.3%	2,412	8.9%

Total operating expenses	14,922	28.7%	9,304	34.4%
Income from operations	14,340	27.6%	3,475	12.9%
Other income (losses)	32	0.1%	10	0.0%

Income (loss) before tax	14,372	27.6%	3,485	12.9%
Provision for (benefit from) income tax	5,737	11.0%	1,312	4.9%

Net Income	$8,635	16.6%	$2,173	8.1%

Loan income

        Total revenue. Total revenue increased 92.3% to $52.0 million for year ended December 31, 2004 from $27.0 million for the year ended December 31, 2003. This increase was due primarily to increases in income from sales of loans and mortgage interest income.

        Income from sales of loans. Income from sales of loans for the year ended December 31, 2004 increased 88.5% to $42.4 million from $22.5 million for the same period in 2003 due primarily to higher margins and volume of loan sales. Total loan sales increased 30.1% to $863.6 million for the year ended December 31, 2004 compared to $663.6 million for the same period in 2003. This increase was due to increased loan originations during the year ended December 31, 2004 compared to the same period in 2003. The weighted average premium for loan sales for the year ended December 31, 2004 was 3.5% compared to 2.3% for the comparable period in 2003. The higher weighted average premium we received from sales of loans in the year ended December 31, 2004 primarily reflects the shift in our mortgage product origination with larger volume of Alt-A type programs.

        Mortgage interest income. Mortgage interest income increased 108.3% to $8.7 million for the year ended December 31, 2004 from $4.2 million for the comparable period in 2003. The increase in interest income was due primarily to an increase in the volume of loans originated in 2004 compared to 2003.

        Commission fee income. To a lesser extent, we earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income increased to $0.8 million for year ended December 31, 2004 from $0.1 million in 2003.

        Escrow fee income. We discontinued our escrow operations in 2004. Income from escrow and other fees was $0.1 million for the year ended December 31, 2004 down from $0.3 million for the same period in 2003.

Cost of loan originations and sales of mortgages

        Total Cost of Loan Origination and Sale of Mortgages. Total cost of originations and loan sales increased 59.5% to $22.7 million for the year ended December 31, 2004 from $14.3 million for the year ended December 31, 2003. The increase was primarily due to increased loan originations. Total cost of originations and loan sales as a percentage of total revenue decreased to 44.0% for the year ended December 31, 2004 from 52.7% for the same period ended in 2003. This decrease was primarily due to spreading our fixed costs of origination over a greater origination volume.

        Commission Expense. Commission expenses for mortgage loans sold during year ended December 31, 2004 increased 56.0% to $14.8 million from $9.5 million in the year ended December 31, 2003. This increase was due primarily to an increased volume of origination. Commission expense, which is primarily the pricing rebate we pay and origination fee deducted from borrower’s funds at origination, are recognized at the time of sale to correspond with the recognition of income from the sale of the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale on our balance sheet. As of December 31, 2004, we had paid $1.5 million in commissions for loans held for sale.

        Warehouse interest expense. Warehouse interest expense represents the interest incurred on all financing associated with use of our warehouse facilities during the time our loans are on the line prior to their sale. Interest expense increased 79.0% to $5.7 million for the year ended December 31, 2004 from $3.2 million for the same period in 2003. The increase in interest expense was due primarily to the increase in our volume of borrowings offset partially by lower cost of financing. Our daily average warehouse borrowing increased 76.0% from $63.8 million in 2003 to $112.3 million in 2004. The weighted average number of days we held loans before sale was 48 and 37 days respectively. The interest rate for our warehouse financing is a variable rate equal 1 month LIBOR plus a margin ranging between 2.3% and 2.8%.

        Reserve for impairment of loans. As of December 31, 2004, we had requests to repurchase an aggregate of $4.3 million in loans previously sold due primarily to early payment defaults, while we had no such outstanding requests to repurchase loans from purchasers of our closed loans at December 31, 2003. For the year ended December 31, 2004 we had made provisions for losses from repurchase obligations in the amount of $0.5 million. We had no provision for impairment of mortgage loans during the year ended December 31, 2003.

        Other closing expenses. Other closing expenses related to closing of loans, including credit check expenses, appraisal and appraisal review fees and closing expenses, increased 6.9% to $1.7 million for the year ended December 31, 2004 from $1.6 million for the comparable period in 2003. This increase reflects the additional cost related to increased volume of loan origination offset by improved pricing for services used in loan origination.

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

        Salaries and wages. Salaries and wages increased 70.3% to $10.7 million for the year ended December 31, 2004 from $6.3 million for the year ended December 31, 2003. The increase was due primarily to growth in the number of our employees, as well as higher commission and bonus expenses related to loan production. The total number of employees at December 31, 2004 was 255, including 83 commission based employees compared to 206 at December 31, 2003 which included 136 commission based employees.

    Occupancy. Occupancy expense decreased 32.0% to $0.4 million for the year ended December 31, 2004 from $0.6 million for the year ended December 31, 2003. The decrease resulted from a reduction in number of loan officers in our main office. The occupancy expense in 2003 also included cost of leasehold improvements for office space which we occupied on a month-to-month basis and discontinued to use when we reduced our retail sale operation after the rise in mortgage rates and lower refinancing activity in the later part of 2003.

        General and administrative. General and administrative expenses increased 57.8% to $3.8 million for the year ended December 31, 2004 from $2.4 million for the year ended December 31, 2003. This increase was due primarily to an increase in mortgage loan origination volume, increased marketing expenses, and an increase in the number of employees.

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

        Provision for income tax. Provision for income tax increased to $5.7 million for the year ended December 31, 2004 from $1.3 million for year ended December 31, 2003. This increase was primarily a result of the increase in our income before taxes to $14.4 million for the year ended December 31, 2004 from $3.5 million for the year ended December 31, 2003.

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

		Year Ended December 31,
	2005	2004	2003
		(dollars in millions)
Loans originated for sale	1,738.7	1,030.4	628.4
Proceeds from sales	1,767.5	886.3	674.8

Net cash provided by (used in) operations	58.0	(66.7)	40.8

        We use warehouse facilities to finance a significant portion of our loan originations on a short-term basis. It is our intention to utilize the maximum allowable leverage ratio, defined as our total liabilities divided by our stockholders’ equity, for our warehouse financing.

        Our liquidity strategy is to maintain sufficient and diversified warehouse facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of loan purchasers, and to establish the ability to execute our own securitizations. We expect that this strategy will provide us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate.

        In the past, we have financed our operations through increased warehouse borrowing, additional capitalization, and cash income generated from our operations. In the future, realization of our new business strategy will depend on our ability to secure sufficient warehouse facilities to fund larger volumes of loans and our ability to execute securitization transactions and other forms of financing to finance our mortgage investment portfolio on a long-term basis. To fund the increased loan volume necessary to establish a securitization program, we expect our future liquidity needs to exceed our historical warehouse facility capacity. Currently, we have an aggregate borrowing capacity under our warehouse facilities of $504 million, and we believe that we need to increase that borrowing capacity, either under those facilities or through the addition of new facilities, to an aggregate of $2 billion. The extent of this borrowing in turn depends on our net worth and requires certain restricted cash deposits to be maintained with the lender. In addition to cash earnings generated from our operations, we intend to increase our cash and net worth through offerings of our equity or debt securities.

        We establish target levels of liquidity and capital based on a number of factors including our loan production volume, the condition of the loan sales market for our loans, availability under our warehouse and repurchase facilities and our current balance sheet. We intend to continue to concentrate on maintaining our targeted liquidity levels and, following the reorganization include an evaluation of the market price for our securitizations. We anticipate that we will use our cash over the next 12 months to acquire mortgage loans primarily from The Mortgage Store in connection with our efforts to grow our on-balance sheet loan portfolio of REIT qualifying assets. Subject to the various uncertainties described above, and assuming that we will be able to execute our liquidity strategy successfully, we anticipate that the proceeds from offerings of our equity or debt securities, funds available from our warehouse facilities and cash flow from operations will be sufficient to fund our operations for the foreseeable future. However, there can be no assurance that we will be able to achieve these goals and operate on a cash flow-neutral or cash flow-positive basis.

         Warehouse and Repurchase Facilities

        As of December 31, 2005, we had three warehouse facilities with two financial institutions. After funding the loans, we typically sell our mortgage loans within 30 to 60 days of origination and pay off the warehouse facilities with the sale proceeds. During the twelve months ended December 31, 2005, we discontinued our warehouse facility with Impac Warehouse Lending Group. In June 2005 we established a new warehouse facility with a financial institution, which was subsequently discontinued in December 2005. One of our warehouse facilities is structured as a repurchase agreement, where the financial institution will provide the funds for origination of loans and will hold (warehouse) the collateral until we repurchase the loans to sell them to a buyer. Under the terms of such agreement, the buyer of the loan (take-out investor)would send the proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

        One of our warehouse facilities is a committed line, meaning the financial institution, or lender, is obligated to fund up to the committed amount, subject to our meeting financial and other covenants. Some of our warehouse facilities are discretionary, meaning the lender may fund the loans at its discretion. All of our current warehouse facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received all of the related loan documents. Additionally, our current warehouse facilities contain sub-limits for particular product types, collateral types, delinquency, aging, and other limitations. Our warehouse facilities are secured by the loans we originate. Although all of our warehouse facilities mature in the next twelve months, we expect to renew and extend the maturity of our warehouse facilities in the ordinary course of business. To complete the reorganization, The Mortgage Store will need to obtain consents from the warehouse lenders to the reorganization and those warehouse facilities may also need to be amended as to financial covenants, commitment amount, and other terms. Additionally, we will either need to enter into our own warehouse facilities or become a co-borrower on The Mortgage Store warehouse facilities to purchase and fund loans from The Mortgage Store. We cannot assure you that we will be able to obtain the consents and amendments we need to the existing warehouse facilities or to obtain new warehouse facilities at the REIT level. Our warehouse facilities bear interest at a spread over one month LIBOR, which was 4.39% as of December 31, 2005. The following is a summary by lender as of December 31, 2005.

	Committed Amount	Uncommitted Amount	Total Facility Amount	Maximum Portion Available for Wet Funding	Outstanding Principal Balance(3)	Expiration Date
	(dollars in thousands)
Warehouse Lender
Lehman Brothers Bank, FSB	100,000	0	100,000	20,000	58,444	April 10, 2006
Washington Mutual Bank, FA (1)	4,000	0	4,000	3,500	942	May 6, 2006
Washington Mutual Bank, FA (2)	400,000	0	400,000	87,500	147,020	May 6, 2006

Total	$504,000	$0	$504,000	$111,000	$206,406

_________________

(1)  Warehousing Credit and Security Agreement
(2)  Early Purchase Facility
(3)  As of December 31, 2005

        Lehman Brothers Repurchase Facility. We have a repurchase facility with Lehman Brothers Bank, FSB. As of December 31, 2005, the repurchase facility had a maximum commitment of $100 million. This facility has a one year term. This facility has a cost of borrowing equal to the one-month LIBOR rate plus a spread between 1.0% and 2.5%. As of December 31, 2005, we had an outstanding balance of $58.4 million on this facility. In April 2006, the facility has been increased to $200 million with a new expiration date of April 2007.

        Washington Mutual Warehouse Facility. We have a $4 million revolving credit facility with Washington Mutual. In August 2005, this facility was reduced from $10 million to $4 million. The cost of borrowing under this agreement is equal to one-month LIBOR plus a spread between 1.5% and 2.75% based on type of loan and period of time for which the loan is subject to the facility. As of December 31, 2005, we had an outstanding balance of $0.9 million on this facility.

        Washington Mutual Early Purchase Facility. We have an early purchase facility with Washington Mutual pursuant to which certain qualifying loans are acquired by Washington Mutual immediately upon origination. Under terms of this purchase agreement we retain the right to service the mortgage loans. As a condition of the acquisition of a mortgage loan by Washington Mutual, we assign to Washington Mutual the related commitment by a “takeout buyer” to purchase the mortgage loan on a servicing released basis at a specified future date within 90 days of origination. Under this facility, the acquisition price for a mortgage loan is the lesser of 98% of the related takeout buyer’s purchase price or the original principal balance of the loan. If loans purchased under this facility are not sold to the take-out investor within 90 days they become “Aged” and are subject to revaluation of the acquisition price. After an additional 90 days the loans become defective and the Company is required to repurchase them. Loan financings under this facility meet the criteria under FASB Statement No. 140 for the “transfer of financial assets” and therefore are accounted for as sales. Accordingly, the loans are not reflected on our balance sheet. Upon receipt of funds from a takeout buyer, Washington Mutual releases its interest in the related loan and transfers excess funds related to the servicing right to us. Loans for which a commitment from a takeout buyer is not obtained within 90 days are transferred to our other warehouse facility with Washington Mutual described above. As of December 31, 2005, this early purchase facility had a maximum revolving purchase commitment of $400 million. As of December 31, 2005, we had utilized $147.0 million of this facility’s maximum concentration. The mortgage interest income from loans originated through this facility from the time of funding to the date of their sale to a takeout buyer was not material to the financial statements as of December 31, 2005 and therefore no asset or non-cash revenue has been recognized.

        Our warehouse facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of December 31, 2005 we were in compliance with the covenants of our warehouse facilities.

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

        Our warehouse facilities are currently obligations of The Mortgage Store. We are currently negotiating amendments to the agreements governing our warehouse facilities and expect to enter into such amendments as soon as practicable following the closing of the reorganization. We may not be able to negotiate such amendments in a manner sufficient to successfully execute our business plan. Our inability to access the capital markets could have a negative impact on our growth of taxable income and also our ability to pay dividends. As part of the amendments, we expect to remove TMSF Holdings and add us as a co-borrower under some of the warehouse facilities. As a result, we will become jointly and severally liable for the obligations under the warehouse facilities with The Mortgage Store. We and The Mortgage Store are both expected to have the right to borrow the unused portion of the maximum facility amounts and the full amounts of any sub-limits. The assets of The Mortgage Store and us respectively, may secure the borrowings of both The Mortgage Store and us. We expect that financial and other covenants will be added for the consolidated entities. A default by either The Mortgage Store or us may also be deemed a default of the other. In those facilities where TMSF Holdings does not become a co-borrower with The Mortgage Store, we may guarantee the obligations of The Mortgage Store under such warehouse facilities.

         Additional Equity Requirement

        We cannot qualify as an REIT and will not make the REIT election unless we can (A) acquire sufficient REIT qualifying assets, which include interests in real property, interests in mortgages on real property and mortgage-backed securities that represent ownership interests in pools of mortgage loans, such that the value of our taxable REIT subsidiaries constitutes no more than 20% of our total assets and (B) satisfy the condition that not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. After the reorganization, Raymond Eshaghian, Aaron Yashouafar, Solyman Yashouafar, and H. Joseph Nourmand are expected to beneficially own approximately 62.1%, 13.4%, 11.9%, and 7.3%, respectively, and, collectively, are expected to beneficially own approximately 92.3% of the value of our outstanding stock, calculated in accordance with the applicable REIT ownership rules. As such, we will need to raise sufficient capital to acquire REIT qualifying assets and dilute the ownership of our principal stockholders to qualify as an REIT.

        Furthermore, to grow our on-balance sheet loan portfolio of REIT qualifying assets, we will need to increase our mortgage loan production. We will need to finance this increased mortgage loan production by increasing our borrowing capacity under our warehouse facilities. These warehouse facilities, however, contain covenants that require that we maintain a ratio of our debt (including borrowings under these warehouse facilities) to equity not in excess of certain thresholds. Therefore, to increase our warehouse borrowings we will need to raise additional capital.

        Our current plan is to raise the additional capital in one or more offerings of equity securities or a combination of equity and debt securities registered, or exempt from registration, under the Securities Act of 1933, as amended, or the Securities Act. We would expect to raise this capital within a timeframe that would allow us to qualify to be taxed as a REIT commencing with the tax year in which we complete the reorganization. We currently expect that the reorganization will be completed in 2006, which means that we would need to complete the offerings during 2006 with sufficient time before year-end to deploy the capital in a manner consistent with the proposed REIT election.

        In addition, in order to increase the mortgage loan production of The Mortgage Store, and due to the uncertainty of the timing of the reorganization, we, TMSF Holdings or The Mortgage Store may seek to raise capital before the consummation of the reorganization through the offering of securities exempt from registration under the Securities Act. Any such securities may be convertible or exchangeable into securities of TMSF REIT upon consummation of the reorganization. Accordingly, our capitalization could change between the date of this information statement/prospectus and the date of the completion of our reorganization as a result of our financing activities.

        While our Board of Directors has not yet determined the amount of capital to be raised in any such offerings, the factors our board will consider include the amounts needed to meet expanding mortgage loan production requirements, the REIT assets tests, ownership tests and distribution requirements and working capital requirements. Our Board of Directors currently believes that the minimum amount of capital we need to raise, whether before or after the reorganization, is approximately $80 million.

        If the capital raise is a private offering of our capital stock or securities convertible into our capital stock, we expect that the investors will require that such shares be registered under the Securities Act for resale, requiring the filing of a registration statement with the Securities and Exchange Commission to register the resale of those shares within 30 to 120 days after the closing of any private offering. This registration statement, of which this information statement/prospectus forms a part, is not an offer of any securities other than those being issued in connection with TMSF REIT’s acquisition of The Mortgage Store, and does not constitute an offer of sale of any securities in such private offering.

Off-Balance Sheet Arrangements

        In July 2004, we entered into an early purchase facility with Washington Mutual where qualifying loans are purchased by Washington Mutual immediately upon funding, provided that we retain the right to service and resell the loans to a takeout buyer for a period of 90 days. Loan originations under provisions of this facility are recognized as sales of loans and are not reflected on our balance sheet. For loans that we originate through this facility, we recognize the origination fee and other lender fees at the time of funding and all corresponding commissions and fees to be paid are recognized immediately. If a loan is not purchased by a takeout buyer within 90 days of the sale under the early purchase facility, we are required to repurchase those loans and the loans are put back on our balance sheet. As of December 31, 2005, loans with an aggregate principal balance of $147.0 million were subject to this off-balance sheet arrangement. Based on historical experience, total mortgage loans repurchased pursuant to a breach of this takeout buyer requirement would not have a material impact to our statements of operation, and therefore have not been accrued for as a liability on our consolidated balance sheets. If we were to breach the takeout buyer requirement and did not have sufficient funds to repurchase the related loans under this facility, that breach might trigger cross-defaults in our other warehouse facilities and have a material adverse effect on our business. In addition, if loan originations under provisions of this facility are not recognized as sales of loans and are required to be reflected on our balance sheet, we may breach financial covenants triggering defaults under our warehouse facilities which may have a material adverse effect on our business. Moreover, failure to obtain sales treatment under this facility may require us to restate our prior financial statements which may have a material adverse effect on our business.

Contractual Obligations and Commitments

        The following tables summarize our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of December 31, 2005.

	Payments Due by Period (dollars in thousands)
	Total	Less than one year	One to three years	Three to five years	After five years
Warehouse facility - line of credit	$ 942	$ 942	-	-	-
Warehouse facility - repurchase agreements	58,443	58,443	-	-	-
Operating leases	1,073	680	393	-	-
Total contractual obligations	$60,458	$60,065	393	-	-

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

	Obligations to Repurchase Loans
	(dollars in thousands)
	December 31,
	2005	2004	2003
Obligation to repurchase	10,071	4,318	-

Loss reserve for mortgage loans to be repurchased	955	475	-

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

Interest Rate Simulation Sensitivity Analysis

        Changes in market interest rates may affect our gain (loss) from sales of mortgage loans held for sale and the fair value of our mortgage-related securities and related derivatives when we begin to securitize our mortgage loans. As of December, 2005 we held $83.1 million in loans that had not been committed for sale at the time. Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

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

Change in Interest rate (bps)	-100	-50	0	50	100

Change in Revenue from Sale of Uncommitted Loans (dollars in thousands)	$2,077.5	$1,038.7	$0	$-1,038.7	$-2,077.5

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

         Interest Rate Risk Management

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

             Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

             In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005.

             In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with GAAP. These measures included, among other things, expansion of our year-end closing procedures, including the consolidation process, and dedication of significant internal resources and external consultants to scrutinize account analyses and reconciliations at a detailed level. As a result of these and other expanded procedures, we concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

             Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

             Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

             A material weakness is a control deficiency, or combination of control deficiencies (within the meaning of PCAOB Auditing Standard No. 2), that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005:

     The Company did not maintain an effective control environment and specifically, elements of the Company’s finance organization were not structured with sufficient resources to ensure the consistent execution of their responsibility to provide independent and pro-active leadership in the areas of monitoring of controls, disclosure reviews and financial reporting.

     The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”) commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. Additionally, the Company did not maintain effective controls to ensure there is adequate monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with GAAP.

     The Company did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data.

             These control deficiencies resulted in audit adjustments in the Company’s 2005 annual consolidated financial statements.

             In response to the identified material weaknesses, our management, with oversight from our Audit Committee, has dedicated significant resources and engaged external consultants to support management in its efforts to improve our control environment. We intend to further expand our internal accounting and compliance capabilities by attracting additional talent and enhancing training in critical areas. These ongoing efforts are focused on implementing process changes to strengthen our internal control and monitoring activities.

Changes in Internal Control over Financial Reporting

             There were no changes in our internal control over financial reporting during the year ended December 31, 2005, that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

             We have adopted a code of business conduct and ethics within the meaning of Item 406(b) of Regulation S-B. This code of ethics applies to our directors, executive officers and employees, including our CEO, CFO and Controller. This code of ethics is publicly available in the corporate governance section of the investor relations page of our website located at www.TMSFHOLDINGS.COM and in print upon request to the Secretary at TMSF Holdings, Inc., 707 Wilshire Blvd., 26th Floor, Los Angeles, California 90017. If we make amendments to the code of ethics or grant any waiver that the SEC requires us to disclose, we will disclose the nature of such amendment or waiver on our website.

             The following table provides certain information with respect to the executive officers and directors of the Company.

Name	Age	Position
Raymond Eshaghian	36	Chairman of the Board, Chief Executive Officer, President and
		Secretary
Masoud Najand	52	Chief Financial Officer
H. Wayne Snavely(1)	64	Director
M. Aaron Yashouafar	44	Director
David Sklar(1)	53	Director

_________________

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

         David A. Sklar. Mr. Sklar was invited to join the Board of Directors of TMSF Holdings’s by unanimous resolution of the Board of Directors and has been serving on our Board of Directors since November, 2005. In December, 2001, Mr. Sklar founded and has since been managing director of S-G Advisors Residential Mortgage Solution LLC and ALCA Investment, LLC. From February, 1999 until May, 2001, Mr. Sklar was Executive Vice President and Chief Financial Officer of Escrow.com. In addition, prior to 1999, Mr. Sklar was Executive Vice President and Chief Financial Officer of Aames Financial Corporation and prior to that, he has served as the Chief Financial Officer of Imperial Bank Corp. Mr. Sklar is a Certified Public Accountant and graduated with a B.A. from UCLA in 1975.

             There are no family relationships between any of the directors or executive officers of the Company.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(e) of Regulation S-B. H. Wayne Snavely is an “audit committee financial expert” and is independent as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

             The following table sets forth information concerning the annual and long-term compensation earned by the Company’s Chief Executive Officer and each of the other executive officers whose annual salary and bonus during 2002, 2003, 2004, and 2005 exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Compensations $	Payouts All other compensation $

Raymond Eshaghian	2005	750,000	0	72,033(3)	18,463(4)
Chairman of the Board,	2004	450,000	250,000	61,908(3)	12,797(4)
Executive Officer,	2003	250,000	125,000	33,826(3)	13,610(4)
President and Secretary	2002	250,000	125,000	--	13,060(4)

Masoud Najand	2005	144,000	50,000	--	--
Chief Financial Officer	2004	128,000	50,000	--	--
	2003	104,000	40,000	--	--
	2002	96,000	30,500	--	--

_________________

(1)

Mr. Eshaghian has served as the Chairman of the Board, Chief Executive Officer, President and Secretary of the Company since October 2002 when The Mortgage Store Financial, Inc. (“The Mortgage Store”) became a wholly-owned subsidiary of the Company and the Company changed its name from Little Creek, Inc. to TMSF Holdings, Inc. (the “Reorganization”). Prior to the completion of the Reorganization, Mr. Eshaghian served as President of The Mortgage Store. See “Certain Relationships and Related Transactions — The Mortgage Store.” Mr. Eshaghian’s compensation is reported in the table with respect to his positions at both the Company and The Mortgage Store for the years ended December 31, 2005, 2004, 2003 and 2002.

(2)

Mr. Najand has served as the Chief Financial Officer of the Company since October 2002 when the Reorganization was completed. Prior to the completion of the Reorganization, Mr. Najand served as Controller of The Mortgage Store, which he joined in January 2001. Mr. Najand’s compensation is reported in the table with respect to his positions at both the Company and The Mortgage Store for the years ended December 31, 2005, 2004, 2003 and 2002.

(3)	Represents car allowance.

(4)	Represents life insurance.

Compensation of Directors

             The Company did not pay its non-employee directors any annual compensation for their services or for attendance at Board or committee meetings. However, the Company paid H. Wayne Snavely consulting fees of $40,000, $40,000, and $40,000 in the years 2005, 2004, and 2003 respectively. Officers of the Company who are members of the Board of Directors are not paid any directors’ fees.

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

             On April 15, 2005 and May 6, 2005, under the Company’s employee stock option and with approval of the Board of Directors, certain employees were granted 340,500 options to purchase the Company’s stock at an exercise price range of $2.00 - $2.35 per share, vested over a period of five years, commencing April 2005 and expiring in 2015.

             On September 7, 2005, under the Company’s employee stock option plan and with approval of the Board of Directors, a company executive was granted 300,000 options to purchase the Company’s stock at an exercise price range of $3.50 per share, vested over a period of five years, commencing September 2005 and expiring in 2015. These options were cancelled on November 30, 2005.

             In November 2005, under the Company’s employee stock option plan and with the approval of the Board of Directors, two employees were granted 10,000 options each to purchase the Company’s stock at an exercise price rang of $2.80 per share, vested over a period of five years, commencing November 1, 2005 and expiring in 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock as of April 14, 2006 by (i) each person known to the Company to beneficially own more than five percent of the Company’s common stock, (ii) each director, (iii) the Company’s executive officers, and (iv) all directors and executive officers as a group.

             The percentage ownership of TMSF Holdings is calculated based on 15,000,000 shares of TMSF Holdings common stock outstanding as of April 14, 2006. The SEC has defined “beneficial” ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment powers. A stockholder is also deemed to be, as of any date, the beneficial owners of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement and such shares are added to the 15,000,000 shares of common stock when calculating such stockholder’s beneficial ownership percentage. The address of each of such persons listed below is c/o: TMSF Holdings, Inc., 707 Wilshire Boulevard, 26th Floor, Los Angeles, California 90017. Our capitalization could change between the date of this information statement/prospectus and the date of the completion of our reorganization as a result of our financing activities.

	TMSF Holdings Common Stock
Beneficial Owner	Number	Percent
Officers and Directors
Raymond Eshaghian	9,617,450(1)	62.1%
M. Aaron Yashouafar	2,037,150(2)	13.4%
H. Wayne Snavely	750,000(3)	4.8%
Masoud Najand	--	--
All directors and officers as a group (5 persons)	12,373,350	75.1%
5% Beneficial Owners
Solayman Yashouafar(4)	1,790,000	11.9%

_________________

(1)  Includes 500,000 shares of common stock underlying options that are exercisable currently or within 60 day of April 14, 2006.
(2)  Includes 210,000 shares of common stock underlying options that are exercisable currently or within 60 day of April 14, 2006.
(3)  Includes 750,000 shares of common stock underlying options that are exercisable currently or within 60 day of April 14, 2006.
(4)  Mr. Yashouafar’s address is 660 S. Figueroa Street 24th Floor, Los Angeles, CA 90017.

             As of April 4, 2006, Raymond Eshaghian beneficially owned approximately 62% of the voting power of the Company’s common stock. By virtue of this stock ownership, Raymond Eshaghian may be deemed to be a “control person” of the Company within the meaning of the rules and regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

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

             On April 15, 2005 and May 6, 2005, under the Company’s employee stock option and with approval of the Board of Directors, certain employees were granted 340,500 options to purchase the Company’s stock at an exercise price range of $2.00 - $2.35 per share, vested over a period of five years, commencing April 2005 and expiring in 2015.

             On September 7, 2005, under the Company’s employee stock option plan and with approval of the Board of Directors, a company executive was granted 300,000 options to purchase the Company’s stock at an exercise price range of $3.50 per share, vested over a period of five years, commencing September 2005 and expiring in 2015. These options were cancelled on November 30, 2005.

             In November 2005, under the Company’s employee stock option plan and with the approval of the Board of Directors, two employees were granted 10,000 options each to purchase the Company’s stock at an exercise price rang of $2.80 per share, vested over a period of five years, commencing November 1, 2005 and expiring in 2015.

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

Related Party Transactions

             During the years ended December 31, 2005 and 2004, the Company paid $532,000 and $403,600 respectively, for consulting expenses to companies owned by shareholders. The Company also paid $360,000 and $397,500 respectively, for consulting expenses to a relative of a shareholder during the years ended December 31, 2005 and 2004. Furthermore, during the years ended December 31, 2005 and 2004 the Company paid consulting expenses of $40,000 and $40,000 respectively, to a director. This consulting agreement terminated in November 2005.

Mortgage Loans for Employees

             During the course of its business the Company provides mortgage loans to its employees and related parties at prevailing market rates. During the years ended December 31, 2005, 2004, and 2003 the company funded $4,976,225, $1,470,600, and $470,700 in mortgage loans for officers or executive employees of the company, and $5,437,475, $5,699,900, and $1,398,000 respectively for persons related to officers. These loans were subsequently sold at the secondary market at comparable margins.

Lease Agreement

             In October 2002, the Company began leasing its corporate offices from Milbank Real Estate Services, Inc., a commercial real estate investment and management company that is owned in part by Massoud Yashouafar, who is a member of the Company’s Board of Director and 10% stockholder. The Company paid approximately $779,200 to Milbank Real Estate Services for the lease of its corporate offices during the year ending December 31, 2005. The lease expired in November 2005 and the Company moved to a new location, which is sub-leased until May 31, 2007 with an option to renew. The present lease agreement provides for future payment of approximately $865,900.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

             During the fiscal years ended December 31, 2005, 2004, and 2003 the Company retained Singer Lewak Greenbaum & Goldstein, LLP as independent auditors and paid the following fees for services rendered:

	For the year Ended December 31,
	2005	2004	2003
Audit Fees	116,000	115,400	110,000
Audit-related Fees (1)	166,000	8,300	7,000
Tax Fees (2)	12,500	14,000	8,000
All other fees	--	--	--

Total audit and non-audit fees	294,500	137,700	125,000

________________

(1) Review of Registration Statement for SB-2 filing and S-4 Information Statement/Prospectus.
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

(b) Reports on Form 8-K
    None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 17th day of April, 2006.

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

Signature	Title	Date
/S/ RAYMOND ESHAGHIAN Raymond Eshaghian	Chairman of the Board, Chief Executive Officer, Secretary and Director	April 17, 2006
/S/ MASOUD NAJAND Masoud Najand	Chief Financial Officer	April 17, 2006
/S/ M.AARON YASHOUAFAR M.Aaron Yashouafar	Director	April 17, 2006
/S/ H.WAYNE SNAVELY H.Wayne Snavely	Director	April 17, 2006
/S/ DAVID SKLAR David Sklar	Director	April 17, 2006

TMSF HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-3
Consolidated Statements of Income	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 - F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TMSF Holdings, Inc. and subsidiaries
Los Angeles, CA

We have audited the consolidated balance sheets of TMSF Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMSF Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/S/SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 13, 2006

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

ASSETS
	2005	2004
Current assets
Cash and cash equivalents	$10,247,233	$8,565,215
Mortgage loans held for sale, net of $234,000
and $43,690 respectively, loss reserve	65,459,818	121,115,942
Mortgage loans to be repurchased, net of
$955,000 and $475,238 respectively, loss reserve	9,116,210	3,843,045
Prepaid expenses	274,538	84,227
Warehouse receivables	6,603,235	3,126,439
Other receivables and employee advances	528,149	128,855
Income tax receivable	525,036	-
Deferred tax asset - current	970,341	439,701
Total current assets	93,724,560	137,303,424

Restricted cash	413,292	1,356,170
Real estate owned, net of $34,000 and $0 respectively, loss reserves	425,299	-
Property and equipment, net of $648,753 and $342,704
respectively, accumulated depreciation	815,846	667,269
Deposits and other assets	283,245	28,574
Total assets	$95,662,242	139,355,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Warehouse line of credit	$59,385,101	$115,554,147
Obligation to repurchase mortgage loans	10,071,210	4,318,283
Accounts and other payables	2,273,369	4,464,956
Accrued expenses	416,994	346,770
Accrued income taxes	-	259,063
Total current liabilities	72,146,674	124,943,219
Deferred tax liability - non current	4,269	102,710

Total liabilitites	72,150,943	125,045,929

Stockholders’ equity
Preferred stock, $0.001 par value
100,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value
30,000,000 shares authorized,
15,000,000 shares issued and outstanding	15,000	15,000
Additional paid-in capital	3,078,682	3,078,682
Retained earnings	20,417,617	11,215,826

Total Stockholders’ Equity	23,511,299	14,309,508

Total Liabilities and stockholders’ equity	$95,662,242	$139,355,437

The accompanying notes are an integral part of these financial statements

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,

	2005	2004	2003
Loan income
Income from sale of mortgage loans	$61,157,423	$42,421,553	$22,507,254
Mortgage interest income	17,379,358	8,710,726	4,182,439
Commission fee income	640,329	777,215	77,439
Escrow service fees	-	84,617	267,796

Total loan income	79,177,110	51,994,111	27,034,928

Costs of loan origination and sale of mortgages
Commissions	20,074,819	14,769,742	9,467,442
Warehouse interest expense	14,269,587	5,739,287	3,206,080
Appraisals	1,684,227	969,554	486,595
Credit reports	186,981	145,174	164,023
Warehouse fees	369,951	260,863	207,483
Provision for impairment of mortgage	967,222	531,020	-
Other costs	156,684	316,693	724,234

Total costs of loan origination and sale of mortgages	37,709,471	22,732,333	14,255,857

Gross profit	41,467,639	29,261,778	12,779,071

Operating expenses
Salaries	18,978,104	10,702,181	6,284,576
General and administrative	5,911,661	3,807,143	2,607,891
Occupancy	961,520	412,860	411,516
Total operating expenses	25,851,285	14,922,184	9,303,983

Income from operations	15,616,354	14,339,594	3,475,088

Other income (expense)
Interest income (expense)	125,273	17,772	11,909
Other income (expense)	(20,106)	14,999	2,215
Income (loss) on disposal of assets	(191,419)	(463)	(4,109)
Total other income (expense)	(86,252)	32,308	10,015

Income before provision for income taxes	15,530,102	14,371,902	3,485,103

Provision for income taxes	6,328,310	5,736,644	1,312,000

Net income	9,201,792	8,635,258	2,173,103

Basic earnings per share	0.61	0.58	0.15

Diluted earnings per share	0.57	0.56	0.15

Basic weighted-average common
shares outstanding	15,000,000	15,000,000	14,984,309

Diluted weighted-average
common shares outstanding	16,131,127	15,298,198	14,984,309

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
December 31, 2005

	Preferred Stock								Additional
	Class A		Class B		Class C		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December
31, 2002	--	--	--	--	--	--	14,836,365	14,836	3,035,164	407,465	3,457,465
Issuance of common
stock upon exercise
of warrants							163,635	164	8,018		8,182
Net Income										2,173,103	2,173,103
Balance, December
31, 2003		$--		$--		$--	15,000,000	15,000	3,043,182	2,580,568	5,638,750
Option Granted									35,500		35,500
Net Income										8,635,257	8,635,257
Balance, December
31, 2004		$--		$--		$--	15,000,000	15,000	3,078,682	11,215,825	14,309,507
Net Income for 2005										9,201,792	9,201,792
Balance, December
31, 2005		$--		$--		$--	15,000,000	15,000	3,078,682	20,417,617	23,511,299

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2005	2004	2003
Cash flows from operating activities
Net income	$ 9,201,792	$ 8,635,258	$ 2,173,103
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	379,239	176,133	105,191
Provision for losses from EFL,
loans to be repurchased, and REO	747,762	518,928	4,109
Options granted for consulting activities	-	35,500	-
Loss on disposal of fixed assets	200,884	-	-
(Increase) decrease in
Mortgage loans held for sale (net)	55,422,124	(75,695,975)	37,683,320
Mortgage loans to be repurchased	(5,752,927)	(4,318,283)	-
Prepaid expenses	(190,310)	(51,737)	176,570
Income tax receivable	(525,036)	-	159,000
Other receivables and employee advances	(399,294)	(32,690)	(11,140)
Warehouse receivables	(3,476,797)	(3,112,677)	-
Deposits and other assets	(254,671)	87,504	56,496
Deferred tax asset	(530,640)	(439,701)	-
Increase (decrease) in
Accounts and other payables	(2,191,587)	4,043,810	(556,986)
Obligation to repurchase mortgage loans	5,752,927	4,318,283	-
Escrow funds payable	-	(54,308)	-
Accrued expenses	70,223	287,742	5,146
Income tax payable	(259,063)	(936,832)	1,195,895
Deferred tax liability - current	-	(271,000)	(229,000)
Deferred tax liability - non current	(98,440)	102,709	-

Net cash provided by (used in) operating activities	58,096,186	(66,707,336)	40,761,704

Cash flows from investing activities

(Increase) decrease in restricted cash	942,878	(866,956)	1,031,527
Proceeds from real estate owned	(459,299)	558,998	(558,998)
Purchase of property and equipment	(728,701)	(459,570)	(227,628)

Net cash provided by (used in) in investing activities	(245,122)	(767,528)	244,901

Cash flows from financing activities
Warehouse lines of credit	(56,169,046)	73,196,907	(38,904,097)
Proceeds from convertible, subordinated
note payable - related party	-	-	2,000,000
Payments on convertible, subordinated
note payable - related party	-	-	(2,000,000)
Issuance of common stock	-	-	8,182

Net cash provided by (used in) financing activities	(56,169,046)	73,196,907	(38,895,915)

Net increase (decrease) in cash and cash equivalents	$ 1,682,018	$ 5,722,043	$ 2,110,690

Cash and cash equivalents, beginning of year	8,565,215	2,843,172	732,482

Cash and cash equivalents, end of year	$ 10,247,233	$ 8,565,215	$ 2,843,172

Supplemental disclosures of cash flow information

Interest paid	$ 13,111	$ -	$ 182,065

Income taxes paid	$ 7,733,208	$ 7,295,000	$ 185,000

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 — ORGANIZATION AND LINE OF BUSINESS

General
TMSF Holdings, Inc. (the “Company’) is a financial holding company that previously operated as Little Creek, Inc. in November 2002. The Company acquired The Mortgage Store Financial, Inc. and changed its name to TMSF Holdings, Inc. Prior to the acquisition of The Mortgage Store Financial, Inc., Little Creek, Inc. did not have any significant operational activity. The Mortgage Store Financial, Inc. was incorporated on August 25, 1992. The Company (as defined in Note 2) is licensed by the California Department of Corporations and respective agencies in 35 other states. It is principally engaged in the origination and purchase of residential mortgage loans. Generally, such loans are subsequently sold to financial institutions or to other entities that sell such loans to investors as a part of secured investment packages. The Company has obtained approval from the Department of Housing and Urban Development to act as a supervised mortgagee.

In August 2003, the Company formed a new subsidiary, CPV Limited, Inc. The sole purpose of this subsidiary is to hold real estate properties repossessed by the Company.

In September 2005, the Company formed a new subsidiary, TMSF REIT, Inc. The purpose of this subsidiary is to become the new holding company of The Mortgage Store Financial, Inc. Upon the completion of the reorganization, TMSF REIT, Inc. will, if it qualifies, make an election to be taxed as a REIT for federal income tax purposes. TMSF REIT, Inc. has conducted no business to date other than that incident to facilitating the reorganization.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements of TMSF Holdings, Inc. (the “Company”) reflect all material adjustments which management considers necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the years then ended.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real Estate Owned
Real estate owned by the Company is recorded at the repurchase price less fees and commissions paid to the broker on the purchase. Real estate owned is recorded at the aggregate lower of cost or market, less an estimated allowance for losses on changes in the market value of the property.

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

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2005 and 2004 were $83,899 and $36,381 respectively.

Income Taxes
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. At December 31, 2005 and December 31, 2004, the net deferred tax liability is a result of the use of differing depreciation methods between financial and tax reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

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

As of December 31, 2005, 2004, and 2003 the Company had potential common stock as follows:

	2005	2004	2003

Weighted average number of common shares outstanding used in computation of basic EPS	15,000,000	15,000,000	14,984,309

Dilutive effect of outstanding stock options	1,131,127	298,198	-

Weighted average number of common and potential
shares outstanding used in computation
of diluted EPS	16,131,127	15,298,198	14,984,309

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation
SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities electing to remain with the accounting method of APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB Opinion No. 25 using the intrinsic value method. Accordingly, no compensation expense has been recognized.

Stock option activity was as follows for the years ended December 31, 2003, 2004, and 2005:

	Shares Subject to Option	Weighted Average Exercise Price
Balance at December 31, 2002	-	-
Options granted	750,000	1.00
Options exercised	-	-
Options cancelled	-	-
Balance at December 31, 2003	750,000	1.00
Options granted	792,000	0.95
Options exercised	-	-
Options cancelled	-	-
Balance at December 31, 2004	1,542,000	0.98
Options granted	660,500	2.76
Options exercised	-	-
Options cancelled	(317,500)	3.42
Balance at December 31, 2005	1,885,000	$1.19
Exercisable at December 31, 2005	1,585,733	$1.01

The following table summarizes the status of the Company’s stock options outstanding and exercisable as of December 31, 2005:

Range of Exercise Prices	Outstanding Options	Options Exercisable
$0.85-$2.80	1,885,000	1,585,733

The foregoing impact of option value was determined using a modified Black-Scholes methodology and the following assumptions:

Risk-Free Interest Rate	Weighted Avg. Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date
2.12%-4.58%	0.3-9.8 years	50%-120%	0.00%	$0.23-$2.60

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has adopted only the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost other than that required to be recognized by APB 25 for the difference between the fair value of the Company’s common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted income per share for the year ended December 31, 2005, 2004, and 2003 would have been decreased to the pro forma amounts indicated below:

December 31,
	2005	2004	2003
Net income as reported	$ 9,201,792	$ 8,635,258	$ 2,173,103
Add stock based employee compensation
expense included in net income, net of tax	--	--	--
Deduct total stock based employee compensation
determined under fair value
method for all awards, net of tax	(99,367)	(203,661)	--
Pro forma	$ 9,102,425	$ 8,431,597	$ 2,173,103

Earnings per common share
Basic - as reported	$ 0.61	$ 0.58	$ 0.15
Basic - Pro forma	$ 0.61	$ 0.56	$ 0.15
Diluted - as reported	$ 0.57	$ 0.56	$ 0.15
Diluted - pro forma	$ 0.57	$ 0.55	$ 0.15

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

Concentration of Credit Risk
At December 31. 2005 and 2004, the Company maintained cash balances with banks totaling $12,266,680 and $11,141,680 respectively, in excess of federally insured amounts of $100,000 per bank.

Major Customers
During the years ended December 31, 2005, 2004, and 2003 the Company sold 69%, 8%, 6%, 59%, 11%, 11%, and 44%, 23%, and 13% respectively, of its mortgage loans to three institutional investors .

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

In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. As a result, SFAS No. 123(R) will be adopted by the Company by the first quarter of 2006.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company. Management does not expect adoption of SFAS No. 152 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees. “ SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.

In February 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155 , SFAS 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows. Management is currently assessing the effect of SFAS No. 156 on the Company’s financial statements.

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a reserve for funding in excess of the warehouse’s advance limit. The Company does not have direct access to these funds. Such cash balances for the years ended December 31, 2005 and 2004 aggregated to $413,292 and $1,356,170, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment for the years ended December 31, 2005 and 2004 consisted of the following:

	2005	2004
Furniture and fixtures	$ -	$ 130,323
Office equipment	356,921	154,674
Computer equipment	1,092,976	668,500
Leasehold improvements	14,702	56,476
	1,464,599	1,009,973
Less accumulated depreciation and
amortization	648,753	342,704

Total	$815,846	$667,269

Depreciation and amortization expense was $ 379,239, $ 176,132, and $ 105,191 for the years ended December 31, 2005, 2004, and 2003 respectively.

NOTE 5 — WAREHOUSE LINES OF CREDIT

During 2005, the Company maintained a warehouse line of credit with a financial institution in the amount of $100,000,000. The line of credit was subsequently terminated in August, 2005, and replaced by a new line of credit with a separate financial institution established June 2005 with a maximum purchase amount of $100,000,000. This line has since been terminated as of December 2005.

During February 2004, the Company secured a warehouse line of credit with another financial institution. The credit facility is structured as a repurchase agreement where the financial institution may, at its sole discretion, purchase mortgage loans from the Company. In April 2005, the Company renegotiated the terms of this agreement, and the maximum purchase amount on this credit line was increased from $30,000,000 to $75,000,000. In September 2005, this facility was further increased to $100,000,000. Under the terms of this warehouse agreement, interest accrues at LIBOR plus a pricing spread between 1.00% and 1.375% per annum, which is dependent on the specific investor type and the mortgage loan category. This facility has a one year term and is renewable with the consent of both parties.

In addition, the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender. The Company shall ensure that at all times the balance in the cash account is no less than the greater of (a) $100,000 and (b) the aggregate of all cash amounts allocated for all mortgage loans originated on this line of credit. At December 31, 2005, the pledged amounts aggregated to $ 413,292.

As of February 28, 2006, this agreement has been amended to increase the aging period for loans to be carried through this facility from 90 days to 180 days. The interest rate on these aged loans was also changed to one month LIBOR plus a 5% margin.

In March 2004, the Company secured a third committed warehouse line of credit with a financial institution in the amount of $10,000,000. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest equal to 1 month LIBOR plus a margin between 1.50% and 2.75% per annum, dependent on the type of loan funded. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of December 31, 2005. This facility was subsequently reduced to $4,000,000 in August 2005.

In July 2004 The Company entered into an Early Purchase Agreement with the same financial institution whereby certain qualifying loans are acquired by the institution immediately upon origination. Under the terms of this purchase agreement the Company retains the right to service the notes. As a condition of acquisition of loans by the financial institution, the Company assigns to the financial institution any commitment by a Takeout investor who would purchase the notes with servicing rights released at later dates. The price that loans under this agreement are acquired by the financial institution will be 98% of the Takeout Investor’s price, but not to exceed the original note amount. Loan originations under provisions of this facility are recognized as sales of loans and are not reflected on the Company’s balance sheet. Upon receipt of funds from Takeout investors the financial institution shall release its interest in the loan and transfer excess funds pertaining to the servicing right to the Company. Loans which are not purchased by a Takeout investor within 90 days are subject to recalculation of the acquisition price. After an additional 90 days, such aged loans become defective and must be repurchased by the Company.

As of December 31, 2005, this Early Purchase facility has a maximum purchase concentration of $400 million at any time. Upon purchase of loans by a Takeout investor the unused facility up to maximum concentration may be re-used by the Company to originate new loans. This Early Purchase agreement meets all criteria listed under FAS140 for the purpose of defining “transfer of financial assets”. As of December 31, 2005, $147,020,010 of the concentration limit was utilized. Management believes that for loans originated through this facility, the value of servicing rights for the short period prior to their sale to takeout investors were not material to the financial statements at December 31, 2005 and no corresponding asset has been recorded. In addition, this Early Purchase Facility has certain financial and non-financial covenants, one of which the Company must maintain a minimum tangible net-worth of $15 million. At December 31, 2005, Management believes the Company was in compliance with such covenants.

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

During the year ended December 31, 2005, the Company repurchased four loans that were collateralized by four properties with an aggregate balance of $1,147,312. However, two of the loans were sold in June and July and the corresponding reserve was reversed. As of December 31, 2005 the amount recorded as real estate owned was $425,299 net of loss reserves of $34,000.

As of December 31, 2005, the Company was obligated to repurchase 45 loans with an aggregate balance of $10,071,210. The Company recorded a reserve of $955,000 on the loans to be repurchased for the estimated impairment in market value.

In addition, we were notified by the purchaser of certain notes that six loan files with an aggregate value of $614,707 allegedly had deficiencies in documentation and/or underwriting procedures. We may have to repurchase these loans if we are unable to cure the alleged deficiencies. As of December 31, 2005 these loans have not been recorded on the balance sheet, and no loss reserve has been taken.

LA Business Tax
The Company was informed in January 2004 that the City of Los Angeles (“City’) had assessed an additional $136,550 in business tax for the years 2001 through 2003. The Company contested this assessment on the grounds that the City of Los Angeles assessment is 1) based on the Company’s entire revenue including fees collected by the Company on behalf of third parties, such as commissions and escrow impounds; and 2) based on the Company’s nationwide revenue and not only on revenue generated from transactions that occurred within the City of Los Angeles.

The Company retained legal counsel as consultants and an administrative hearing was held on May 11, 2004. Subsequently, in August 2004 the Company provided additional information to examiners in regards to items in dispute. In April 2005 the City conducted a review audit and requested further information which was provided to them.

Subsequently, the City has agreed to exclude third party fees from gross receipts, and in principal to allow apportionment outside the City of Los Angeles. However, the apportionment process has not been finalized at this date. In order to stop the continued assessment of interest prior to finalization of the apportionment process, the Company paid, subsequent to year end, the City’s revised computation of the business tax due. This payment for $52,396 has been accrued as a liability on the books as of December 31, 2005.

Operating Leases
The Company had leased its previous office facilities from a shareholder, which expired in November 2005 (see Note 9 – Related Party Transactions). In September 2005, the Company entered into a sublease agreement for its new corporate and administrative offices at a new location in Los Angeles, California, with lease payments commencing in December 1, 2005. The lease includes the usage of all furniture, fixtures, and equipment already existing in the leased premises. The lease will expire on May 31, 2007. Future minimum lease payments under this new non-cancelable operating lease as of December 31, 2005 is $865,963.

Future minimum lease payments under all of its operating leases, including the above and separate equipment leases, at December 31, 2005 were as follows:

Year Ending December 31,	Operating Lease
2006	$680,292
2007	316,131
2008	44,852
2009	31,543

Total minimum lease payments	$1,072,818

NOTE 7 - INCOME TAXES

The following table presents the current and deferred tax provision for federal and state income taxes for the years ended December 31, 2005, 2004, and 2003 at an effective tax rate of 40.21%:

	2005	2004	2003
Current
Federal	$5,554,394	$5,045,686	$1,204,000
State	1,410,760	1,343,094	339,000

	6,965,154	6,388,780	1,543,000
Deferred
Federal	(539,125)	(583,304)	(203,000)
State	(97,719)	(68,832)	(28,000)

	(636,844)	(652,136)	(231,000)

Provision for income taxes	$6,328,310	$5,736,644	$1,312,000

At December 31, 2005 and 2004 components of net deferred tax assets (liabilities) in the accompanying balance sheets include the following amounts:

Deferred tax asset liability	2005	2004
Current
Prepaid Expenses	$(128,713)	$(250,786)
Accounts payable, accrued expenses, and reserves	602,516	241,961
Change from cash to accrual	(6,244)	(31,264)
State taxes	502,782	479,790
Non-current
Depreciation	(4,269)	(102,710)
Net deferred tax asset (liability)	$966,072	$336,991

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003

Federal tax on pretax income at statutory rates	$5,441,598	$4,886,447	$1,185,000
State tax, net of federal benefit	850,593	840,225	205,000
Other	36,119	9,972	(78,000)

Total	$6,328,310	$5,736,644	$1,312,000

NOTE 8 – STOCK OPTIONS

On June 25, 2004, under the Company’s employee stock option plan and with approval of the Board of Directors, Raymond Eshaghian, the President and CEO of the Company was granted 500,000 Incentive Stock Options (“ISO”) to purchase company’s stock at an exercise price of $0.95. These options vested immediately.

On August 23, 2004 under the Company’s employee option plan, and in consideration for services rendered in the past and as a future incentive, M. Aaron Yashouafar was granted 210,000 options to purchase company’s stock at an exercise price of $0.95. These options vested immediately.

On April 15, 2005, and May 6, 2005, the Board of Directors of the Company resolved to grant to certain employees of The Mortgage Store Financial, Inc., a total of 340,500 options to purchase shares of the Company’s stock at an exercise price range of $2.00 — $2.35 per share, vesting over a period of five years, commencing April 2006, and expiring in April 2015.  The options are granted pursuant to the Company’s 2003 Employee Stock Option Plan and are subject to the vesting provisions provided for in the Plan. The fair value of the options was estimated at $682,654 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 4.26% to 4.28%, expected volatility of 120%, and a dividend yield of 0%.

In September 7, 2005, the Company had approved the issuance of stock options to an executive of The Mortgage Store Financial, Inc. The agreement granted the officer options to purchase 300,000 shares of common stock at an exercise price of $3.50 per share, vesting over a period of five years, commencing in September 2006, and expiring in September 2015. The fair value of the options was estimated at $889,906 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.15%, expected volatility of 124%, and a dividend yield of 0%. As of December 31, 2005, these stock options have been cancelled as the officer is no longer with the Company.

In November 2005, the Company had approved the issuance of stock options to two employees of The Mortgage Store Financial, Inc. The agreement granted the employees options to purchase 10,000 shares each for a total of 20,000 shares of common stock at an exercise price of $2.80 per share, vesting over a period of five years, commencing November 1, 2005, and expiring on October 31, 2015. The fair value of the options was estimated at $51,976 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.58%, expected volatility of 107%, and a dividend yield of 0%.

NOTE 9 — RELATED PARTY TRANSACTIONS

Consulting Expenses
During the years ended December 31, 2005, 2004, and 2003 the Company paid $532,000, $403,600, and $0 respectively, for consulting expenses to companies owned by shareholders. The Company also paid $360,000, $397,500, and $0 respectively, for consulting expenses to a relative of a shareholder during the years ended December 31, 2005, 2004, and 2003. Furthermore, during the years ended December 31, 2005, 2004, and 2003 the Company paid consulting expenses of $40,000, $40,000, and $40,000 respectively, to a director. This consulting agreement terminated in November 2005.

Rent and Lease Expenses
The Company had leased its previous office facilities from a shareholder, which expired in November 2005. The Company presently operates in a new facility under a new sublease agreement with an outside party (see Note 6 – Commitments and Contingencies. Rent paid to the shareholder during the years ended December 31, 2005, 2004, and 2003 amounted to $779,211, $346,138, and $311,076 respectively. In addition, the Company pays for certain vehicle operating expenses on behalf of certain officers. Lease payments made for these officers for the years ended December 31, 2005, 2004, and 2003 were $71,941, $61,908, and $33,826 respectively.

Commercial Loan
In the regular course of business, the Company sometimes provides mortgage loan financing to its officers and related parties at prevailing market terms. During the year ended December 31, 2005, a commercial loan for a real estate purchase, provided by the Company was transacted on behalf of a 5% shareholder, in the amount of $500,000 (secured by real property, and a personal guarantee). This note was subsequently sold, similar to the standard fashion in which any other commercial loan would be treated.

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

Mortgage Loans for Employees
During the course of its business the Company provides mortgage loans to its employees and related parties at prevailing market rates. During the years ended December 31, 2005, 2004, and 2003 the company funded $4,976,225, $1,470,600, and $470,700 in mortgage loans for officers or executive employees of the company, and $5,437,475, $5,699,900, and $1,398,000 respectively for persons related to officers. These loans were subsequently sold at the secondary market at comparable margins.

NOTE 10 – STOCKHOLDER’S EQUITY

During the year ended December 31, 2004, the Company entered into an agreement with an investor relations firm under which it will grant options to purchase 30,000 shares of common stock. The options are exercisable at $1.25 per share, vest five months after the date of the agreement and expire in May 2006. The value of the options was not material.

On August 23, 2004, the Company granted H. Joseph Nourmand options to purchase 52,000 shares of Company’s common stock. The exercise price of these options are $0.85. The options vest immediately and expire on August 23, 2014. The fair value of the options are estimated at $28,600.

NOTE 11 – SUBSEQUENT EVENTS

In August 2005, the Company entered into an agreement with a software provider, to purchase mortgage industry specific operating software for loan origination and automatic underwriting systems. Total costs of licensing, implementation and customization were valued at approximately $600,000. During the year ended December 31, 2005, the Company paid $416,000 to this vendor. Subsequently, this agreement was cancelled and the transaction costs were removed from the financial statements as of December 31, 2005.

On January 18, 2006, the Company had approved the issuance of stock options to an executive and another employee of The Mortgage Store Financial, Inc. The agreement granted the executive and other employee options to purchase 110,000 shares and 15,000 shares of common stock, respectively, at an exercise price of $3.10 per share, vesting over a period of five years, commencing in January 2006, and expiring on January 18, 2016. The fair value of the options was estimated at $313,500 and $42,750, respectively, using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.34%, expected volatility of 104%, and a dividend yield of 0%.

NOTE 12 – SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

The following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004.

	First	Second	Third	Fourth	Total
Year Ended December 31, 2005	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share data)
Net sales	$19,154	$22,129	$21,358	$16,536	$79,177
Gross profit	10,457	11,534	12,426	7,051	41,468
Operating expenses	5,520	6,502	7,201	6,628	25,851
Operating income (loss)	4,937	5,032	5,225	422	15,616
Other income (expense)	7	-	92	(185)	(86)
Pre-tax income	4,944	5,032	5,317	237	15,530
Provision for income tax	1,973	2,011	2,134	210	6,328
Net income (loss)	$2,971	$3,021	$3,183	$27	$9,202
Net income per common share diluted	$0.19	$0.19	$0.20	$0.00	$0.57

	First	Second	Third	Fourth	Total
Year Ended December 31, 2004	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share data)
Net sales	$7,405	$10,964	$16,341	$17,284	$51,994
Gross profit	4,223	6,520	9,016	9,503	29,262
Operating expenses	2,488	3,188	3,923	5,323	14,922
Operating income (loss)	1,735	3,332	5,093	4,180	14,340
Other income (expense)	95	3	75	(141)	32
Pre-tax income	1,830	3,335	5,168	4,039	14,372
Provision for income tax	782	1,124	2,221	1,610	5,737
Net income (loss)	$1,048	$2,211	$2,947	$2,429	$8,635
Net income per common share diluted	$0.07	$0.15	$0.19	$0.15	$0.56