Form 10-Q
period 2006-03-31
TMSF HOLDINGS INC
filed 2006-06-08
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 0-28325

TMSF HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of other jurisdiction of incorporation or organization)

_________________

87-0642252
(I.R.S.  Employer Identification No.)

707 Wilshire Blvd. Suite 2600 Los Angeles, CA 90017
(Address of principal executive office)

(213) 234-2400
(Registrant’s telephone number, including area code)

_________________

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |  |

                  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer |  |      Accelerated filer |  |     Non-accelerated filer  |X|

                    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  | No |X|

The number of shares of Common Stock outstanding as of  June 8, 2006: 15,000,000

		Pa	ge
		Nu	mber
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of March 31, 2006 (unaudited)
	and December 31, 2005		1

	Consolidated Statements of Operations for the three months
	ended March 31, 2006 (unaudited) and 2005 (unaudited)		2

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2006 (unaudited) and 2005 (unaudited)		3

	Notes to the Consolidated Financial Statements (unaudited)		4

Item 2	Management Discussion and Analysis of Financial Condition
	and Results of Operations		19

Item 3	Quantitative and Qualitative Disclosers
	About Market Risk		73

Item 4	Controls and Procedures		75

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		78

Item 1A	Risk Factors		78

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		78

Item 3	Defaults Upon Senior Securities		78

Item 4	Submission of Matters to a Vote of Securities Holders		78

Item 5	Other Information		78

Item 6	Exhibits		78

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006 (unaudited) and December 31, 2005

ASSETS
	March 31,	December 31,
	2006	2005
	(unaudited)
Current assets
Cash and cash equivalents	$ 9,532,628	$ 10,247,233
Mortgage loans held for sale
(net of loss reserves of $580,896 & $234,000, respectively)	98,101,825	65,459,818
Mortgage loans to be repurchased
(net of loss reserves of $1,178,048 & $955,000, respectively)	20,339,595	9,116,210
Prepaid expenses	468,478	274,538
Warehouse receivables	6,335,605	6,603,235
Prepaid income taxes	330,289	-
Other receivables and employee advances	520,308	528,149
Income tax receivable	525,036	525,036
Deferred tax asset - current	970,341	970,341

Total current assets	137,124,105	93,724,560

Restricted cash	170,811	413,292
Real estate owned (net of loss reserves of $4,000 & $34,000, respectively)	291,546	425,299
Property and equipment, (net of accumulated depreciation of
$746,051 & $648,753, respectively)	917,843	815,846
Deposits and other assets	357,016	283,245

Total assets	$138,861,321	$95,662,242

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Warehouse lines of credit	$ 90,358,612	$ 59,385,101
Obligation to repurchase mortgage loans	21,517,643	10,071,210
Accounts and other payables	2,468,708	2,273,369
Accrued expenses	955,552	416,994

Total current liabilities	115,300,515	72,146,674

Long Term Liabilities
Deferred tax liability	4,269	4,269

Total Liabilities	$115,304,784	$72,150,943

Shareholders' equity
Preferred stock, $0.001 par value
100,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
30,000,000 shares authorized
15,000,000 shares
issued and outstanding	15,000	15,000
Additional paid-in capital	3,116,250	3,078,682
Retained earnings	20,425,287	20,417,617

Total shareholders' equity	23,556,537	23,511,298

Total liabilities and shareholders' equity	$ 138,861,321	$ 95,662,242

        The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2006 (unaudited) and 2005 (unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Loan income
Income from the sale of mortgage loans	$9,737,140	$13,450,214
Mortgage interest income	3,603,713	3,420,680
Commission fee income	235,411	59,649

Total loan income	13,576,264	16,930,543

Costs of loan origination and sale of
mortgages

Appraisals	382,430	310,312
Commissions	2,448,023	2,674,729
Credit reports	45,431	43,462
Other costs	24,101	61,166
Provision for impairment of EFL, REO, and
loans to be repurchased	569,945	524,822
Losses on impaired loans	313,234	-
Warehouse fees	51,034	92,379
Warehouse interest expense	3,044,787	2,766,444

Total costs of loan origination
and sale of mortgages	6,878,985	6,473,314

Gross profit	6,697,279	10,457,229

Operating expenses
Salaries	4,943,001	4,010,101
General and administrative	1,561,326	1,240,716
Occupancy	218,086	265,630

Total operating expenses	6,722,413	5,516,447

Income (loss) from operations	(25,134)	4,940,782

Other income
Interest income (expense)	48,959	3,207
Other income	663	-
Income (loss) on disposal of property
& equipment	213	-

Total other income	49,835	3,207

Income before provision
for income taxes	24,701	4,943,988

Provision for income taxes	17,030	1,973,226

Net income	$7,671	$2,970,762

Basic earnings per share	$ 0.00	$ 0.20

Diluted earnings per share	$ 0.00	$ 0.19

Basic weighted-average common shares outstanding	15,000,000	15,000,000

Diluted weighted-average
common shares outstanding	16,115,466	16,057,691

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 (unaudited) and 2005 (unaudited)

	For the three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 7,670	$ 2,970,762
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	97,298	76,565
Provision for losses from EFL and loans
to be repurchased	539,944	434,172
Share based compensation expense	37,568	-
(Increase) decrease in
Mortgage loans held for sale (net)	(32,988,903)	29,969,824
Mortgage loans to be repurchased	(11,446,433)	(2,993,315)
Prepaid expenses	(193,943)	(171,590)
Other receivables & employee advances	7,841	46,598
Warehouse receivables	267,630	(1,452,731)
Deposits and other assets	(73,742)	(1,816)
Increase (decrease) in
Accounts and other payables	195,339	(2,816,331)
Obligation to repurchase mortgage loans	11,446,433	2,993,315
Accrued expenses	538,531	249,936
Income tax payable	(330,289)	1,435,247

Net cash provided by (used in) operating activities	(31,895,055)	30,740,636

Cash flows from investing activities
Restricted cash	242,481	(194,917)
Proceeds from sale of real estate owned	163,753	(704,821)
Purchase of property and equipment	(199,295)	(348,842)

Net cash provided by (used in) investing activities	206,939	(1,248,580)

Cash flows from financing activities
Warehouse lines of credit	30,973,511	(31,031,631)

Net cash provided by (used in) financing activities	30,973,511	(31,031,631)

Net increase (decrease) in cash and cash equivalents	(714,605)	(1,539,575)

Cash and cash equivalents, beginning of period	10,247,233	8,565,215

Cash and cash equivalents, end of period	$ 9,532,628	$ 7,025,640

Supplemental disclosures of cash flow information

Interest paid	$ 5,694	$ 11,301

Income taxes paid	$347,333	$510,000

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (unaudited)

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

In September 2005, the Company formed a new subsidiary, TMSF REIT, Inc. The purpose of this subsidiary is to become the new holding company of The Mortgage Store Financial, Inc. Upon the completion of the Reorganization (the "Reorganization"), TMSF REIT, Inc. will, if it qualifies, make an election to be taxed as a real estate investment trust "REIT" for federal income tax purposes. TMSF REIT, Inc. has conducted no business to date other than that incident to facilitating the Reorganization.

      Share Exchange, Redemption of Stock, and Consulting Agreement

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

The accompanying consolidated financial statements of TMSF Holdings, Inc. (the “Company”) are unaudited, other than the consolidated balance sheet at December 31, 2005, and reflect all material adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnotes normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-Q, as filed with the SEC for the three months ended March 31, 2006.

      Principles of Consolidation

The consolidated financial statements include the accounts of TMSF Holdings, Inc. and its wholly owned subsidiaries, The Mortgage Store Financial, Inc., CPV Limited, Inc., and TMSF REIT, Inc. (collectively, the “Company”). All significant inter-company accounts and transactions are eliminated upon consolidation.

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

      Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are recorded using the straight-line method over estimated useful lives of three to seven years.

       Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, mortgage loans held for sale, and warehouse lines of credit. The book value of these financial instruments are representative of their fair values.

       Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the three months ended March 31, 2006 and 2005 were $31,070 and $1,289 respectively.

       Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their carrying value on financial statements at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. At March 31, 2006 and December 31, 2005, the net deferred tax liability is a result of the use of differing depreciation methods between financial and tax reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

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

As of the three months ended March 31, 2006 and 2005 the Company had potential common stock as follows:

	March 31,
	2006 (unaudited)	2005 (unaudited)
Weighted average number of common shares outstanding used in computation of basic EPS	15,000,000	15,000,000

Dilutive effect of outstanding stock options	1,115,466	1,057,691

Weighted average number of common and potential shares outstanding used in computation of diluted EPS	16,115,466	16,057,691

       Stock-Based Compensation

       Information under FAS 123R for Periods Subsequent to January 1, 2006

At January 1, 2006, the Company had one stock-based employee compensation plan. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R are effective for the Company beginning in the quarter ended March 31, 2006.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No.123, “Accounting for Stock-Based Compensation” (FAS 123).

In November 2005, the FASB issued FSP FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides an optional alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact of the accumulated paid-in capital pool employee awards that are fully vested and outstanding upon the adoption of SFAS No.123R. The Company is currently evaluating this transition method.

Upon adoption of SFAS 123R, we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, forfeitures, and expected dividends. The assumptions used to value options granted are as follows:

Three Months Ended March 31, 2006

Risk-free interest rate	4.3% - 4.6%
Expected term (in years)	2 - 10
Dividend yield	0.0%
Expected volatility	99.0% - 120.0%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not anticipate declaring dividends in the foreseeable future. Expected volatility is based on the annualized weekly historical volatility of our stock price commensurate with the expected life of the option. For the period ended March 31, 2006, the expected term of the option is based on the vesting terms of the option and a contractual life of ten years using the simplified method calculation as defined by Staff Accounting Bulletin 107. Our analysis of stock price volatility and option lives involves management’s best estimates at the time of determination. SFAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Consolidated Statements of Income for the three months ended March 31, 2006 using the Black-Scholes model:

Three Months Ended March 31, 2006

Employee stock-based compensation in:
Cost of sales	$ -
Sales and marketing expense	-
General and administrative	37,568
Total employee stock-based compensation in operating expenses	37,568
Total employee stock-based compensation	$ 37,568

A summary of option activity under the Plan as of March 31, 2006 and changes during the three months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Average Contractual Term Remaining	Aggregate Intrinsic Value

Outstanding options at December 31, 2005	1,885,000	$ 1.19
Granted	125,000	2.76
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2006	2,010,000	$ 1.29	.08 - 9.6	$ 1,526,631
Exercisable at March 31, 2006	1,606,258	$ 1.03	.08 - 9.6	$ 654,241

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 was $2.76 per share. There were no options exercised for the three months ended March 31, 2006.

       Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

The Company measured compensation expense for its stock-based employee compensation plans using the intrinsic value method and provided pro forma disclosures of net loss and basic and diluted net loss per share as if the fair value-based method had been applied in measuring compensation expense. The Company applied SFAS No.123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Three Months Ended March 31, 2005

Risk-free interest rate	2.1% - 3.9%
Expected term (in years)	1 - 9
Dividend yield	0.0%
Expected volatility	50.0%

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

No compensation cost was recognized for employee stock option grants during 2005 based upon the intrinsic value method, which were fixed in nature, as the options were granted at exercise prices equal to fair market value on the date of grant. Had compensation cost for the Company’s employee stock-based compensation plan been determined based on the fair value at the grant dates the disclosure requirements of SFAS No. 148, which amends the disclosure requirements of FAS 123, would have been as follows:

Three Months Ended March 31, 2005

Net income as reported:	$ 2,970,762
Subtract: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax	(4,275)
Pro forma net income	$ 2,966,487

Basic and diluted net income per share attributable to common shareholders
Basic - As reported	$ 0.20
Basic - Pro forma	$ 0.20
Diluted - As reported	$ 0.19
Diluted - Pro forma	$ 0.19

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

       Concentration of Credit Risk

At March 31, 2006 and December 31, 2005, the Company maintained cash balances with banks totaling $11,274,030 (unaudited) and $12,266,680 respectively, in excess of federally insured amounts of $100,000 per bank.

       Major Customers

During the three months ended March 31, 2006, and 2005, the Company sold 34%, 17% and 13%; and 75%, 11%, and 8% respectively, of its mortgage loans to three institutional investors.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. As a result, SFAS No. 123(R) has been adopted by the Company starting with the first quarter of 2006.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees. ” SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Effective as of the first fiscal quarter of 2006, we adopted SFAS 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R. As a result of adopting SFAS 123R, we recorded $37,568 of stock-based compensation for the three months ended March 31, 2006.

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

Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS No. 155 amends SFAS No. 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS No. 155 , SFAS No. 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS No. 155 amends SFAS No. 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a reserve for funding in excess of the warehouse’s advance limit. The Company does not have direct access to these funds. Such cash balances at March 31, 2006 and December 31, 2005 aggregated to $170,811 (unaudited) and $ 413,292 respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006 (unaudited)	December 31, 2005
Furniture and fixtures	$ 6,291	$ -
Office equipment	356,921	356,921
Computer equipment	1,193,578	1,092,976
Leasehold improvements	107,104	14,702

	1,663,894	1,464,599
Less accumulated depreciation and amortization	746,051	648,753

Total	$917,843	$815,846

Depreciation and amortization expense was $97,298 (unaudited) and $76,565 (unaudited) for the three months ended March 31, 2006 and 2005, respectively.

NOTE 5 — WAREHOUSE LINES OF CREDIT

During February 2004, the Company secured a warehouse line of credit with a financial institution. The credit facility is structured as a repurchase agreement whereby the financial institution may, at its sole discretion, purchase mortgage loans from the Company. In April 2005, the Company renegotiated the terms of this agreement, and the maximum purchase amount on this credit line was increased from $30,000,000 to $75,000,000. In September 2005, this facility was further increased to $100,000,000. Under the term of this warehouse agreement, interest accrues at LIBOR plus a pricing spread between 1.00% and 1.375% per annum, which is dependent on the specific investor type and the mortgage loan category. This facility has a one year term and is renewable with the consent of both parties.

In addition, under the warehouse facility the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded. The Company shall ensure that at all times the balance in the cash account is no less than the greater of (a) $100,000 and (b) the aggregate of all cash amounts allocated for all mortgage loans originated on this line of credit. At March 31, 2006, the pledged amounts aggregated to $ 170,811.

As of February 28, 2006, this agreement was amended to increase the aging period for loans to be carried through this facility from 90 to 180 days. The interest rate on these aged loans was also changed to one month LIBOR plus a 5% margin. Furthermore, subject to certain restrictions up to 10% of this facility may be used to carry any other loan originated by the company through other financing facilities which is aged beyond the permissible ageing period (Aged Loans), or which the company had sold to an investor and has been requested to repurchase (Breach Loans). The company will be required to make additional pay-downs periodically for Aged and Breach loans retained on this sub-section of the facility.

In March 2004, the Company secured a committed warehouse line of credit with a second financial institution in the amount of $10,000,000. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest equal to 1 month LIBOR plus a margin between 1.50% and 2.75% per annum, dependent on the type of loan funded. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of March 31, 2006. This facility was subsequently reduced to $4,000,000 in August 2005.

NOTE 5 — WAREHOUSE LINES OF CREDIT (Continued)

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

As of March 31, 2006, this Early Purchase facility had a maximum purchase concentration of $400 million at any time. Upon purchase of loans by a Takeout investor the unused facility up to maximum concentration may be re-used by the Company to originate new loans. This Early Purchase agreement meets all criteria listed under FAS140 for the purpose of defining “transfer of financial assets”. As of March 31, 2006, $134,940,880 of the concentration limit was utilized. Management believes that for loans originated through this facility, the value of servicing rights for the short period prior to their sale to Takeout investors were not material to the financial statements as of March 31, 2006 and no corresponding asset has been recorded. In addition, this Early Purchase Facility has certain financial and non-financial covenants, of which the Company must maintain a minimum tangible net-worth of $15 million. At March 31, 2006, Management believes the Company was in compliance with such covenants.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

       Mortgage Loan Purchase Agreements

The Company maintains mortgage loan purchase agreements with various mortgage bankers. The Company is obligated to perform certain procedures in accordance with these agreements. The agreements provide for conditions, whereby the Company may be required to repurchase mortgage loans for various reasons such as:

(a) a mortgage loan is originated in violation of the mortgage banker’s requirements,
(b)  the Company breaches any term of the agreements, and
(c) an early payment default occurs from a mortgage originated by the Company.

As of March 31, 2006, the Company had recorded as real estate owned, one property with a book value of $291,546 net of loss reserves of $4,000.

As of March 31, 2006, the Company was obligated to repurchase 93 loans with an aggregate balance of $21,517,643. The Company recorded a reserve of $1,178,048 on the loans to be repurchased for the estimated impairment in market value.

NOTE 6 — COMMITMENTS AND CONTINGENCIES (Continued)

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

Subsequently, the City has agreed to exclude third party fees from gross receipts, and in principal to allow apportionment outside the City of Los Angeles. However, the apportionment process has not been finalized at this date. In order to stop the continued assessment of interest prior to finalization of the apportionment process, we paid $52,396 as of March 31, 2006.

       Operating Leases

The Company had leased its previous office facilities from a shareholder, which expired in November 2005 (see Note 9 – Related Party Transactions). In September 2005, the Company entered into a sublease agreement for its new corporate and administrative offices at a new location in Los Angeles, California, with lease payments commencing on December 1, 2005. The lease includes the usage of all furniture, fixtures, and equipment already existing in the leased premises. The lease will expire on May 31, 2007. Future minimum lease payments under this new non-cancelable operating lease as of March 31, 2006 is $713,146.

Future minimum lease payments under all of its operating leases, including the above and separate equipment leases, at March 31, 2006 were as follows:

Year Ending March 31,	Operating Lease
2006	$ 513,646
2007	321,789
2008	51,524
2009	34,092
2010	1,318
Total minimum lease payments	$ 922,369

NOTE 7 — INCOME TAXES

The following table presents the current tax provision for federal and state income taxes for the three months ended March 31, 2006 and 2005, at an effective tax rate of 43.82%:

	2006 (unaudited)	2005 (unaudited)
Current
Federal	$ 12,786	$1,535,330
State	4,244	437,896

Total Provision for income taxes	$17,030	$1,973,226

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the three months ended March 31, 2006 and 2005:

	2006 (unaudited)	2005 (unaudited)

Federal tax on pretax income at statutory rates	$8,402	$1,680,956
State tax, net of federal benefit	2,801	289,011
Other	5,827	3,259

Total	$17,030	$1,973,226

NOTE 8 – STOCK OPTIONS

On June 25, 2004, under the Company’s employee stock option plan and with approval of the Board of Directors, Raymond Eshaghian, the President and CEO of the Company was granted 500,000 Incentive Stock Options (“ISO”) to purchase company’s stock at an exercise price of $0.95. These options vested immediately.

On August 23, 2004 under the Company’s employee option plan, and in consideration for services rendered in the past and as future incentive, M. Aaron Yashouafar was granted 210,000 options to purchase company’s stock at an exercise price of $0.95. These options vested immediately.

On April 15, 2005 and May 6, 2005, the Board of Directors of the Company resolved to grant to certain employees of The Mortgage Store Financial, Inc., a total of 340,500 options to purchase shares of the Company’s stock at an exercise price range of $2.00 — $2.35 per share, vesting over a period of five years, commencing April 2006 and expiring in April 2015. The options are granted pursuant to the Company’s 2003 Employee Stock Option Plan and are subject to the vesting provisions provided for in the Plan. The fair value of the options was estimated at $682,654 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 4.26% to 4.28%, expected volatility of 120%, expected life of 10 years, and a dividend yield of 0%.

NOTE 8 – STOCK OPTIONS (Continued)

On September 7, 2005, the Company had approved the issuance of stock options to an executive of The Mortgage Store Financial, Inc. The agreement granted the officer options to purchase 300,000 shares of common stock at an exercise price of $3.50 per share, vesting over a period of five years, commencing in September 2006, and expiring in September 2015. The fair value of the options was estimated at $889,906 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.15%, expected volatility of 124%, expected life of ten years, and a dividend yield of 0%. As of December 31, 2005, these stock options have been cancelled as the officer is no longer with the Company.

In November 2005, the Company had approved the issuance of stock options to two employees of The Mortgage Store Financial, Inc. The agreement granted the employees options to purchase 10,000 shares each for a total of 20,000 shares of common stock at an exercise price of $2.80 per share, vesting over a period of five years, commencing November 1, 2005, and expiring on October 31, 2015. The fair value of the options was estimated at $51,976 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.58%, expected volatility of 107%, expected life of ten years, and a dividend yield of 0%.

In January 2006, the Company had approved the issuance of stock options to an employee of The Mortgage Store Financial, Inc. The agreement granted the employee options to purchase 15,000 shares of common stock at an exercise price of $3.10 per share, vesting over a period of five years, commencing January 16, 2006, and expiring on January 16, 2016. The fair value of the options was estimated at $41,980 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.34%, expected volatility of 98%, expected life of ten years, and a dividend yield of 0%.

In February 2006, the Company had approved the issuance of stock options to an executive of The Mortgage Store Financial, Inc. The agreement granted the employee options to purchase 110,000 shares of common stock at an exercise price of $2.71 per share, vesting over a period of five years, commencing February 15, 2006, and expiring on February 13, 2016. The fair value of the options was estimated at $269,526 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.61%, expected volatility of 98%, expected life of ten years, and a dividend yield of 0%.

NOTE 9 — RELATED PARTY TRANSACTIONS

       Consulting Expenses

During the three months ended March 31, 2006 and 2005, the Company paid $112,500 and $194,500, for consulting expenses to companies owned by shareholders. The Company also paid $90,000 and $90,000, respectively, for consulting expenses to a relative of a shareholder during the three months ended March 31, 2006 and 2005. Furthermore, during the three months ended March 31, 2006 and 2005 the Company paid consulting expenses of $10,000 and $10,058 respectively, to a director.

NOTE 9 — RELATED PARTY TRANSACTIONS (Continued)

       Rent and Lease Expenses

The Company had leased its previous office facilities from a shareholder, which expired in November 2005. The Company presently operates in a new facility under a new sublease agreement with an outside party (see Note 6 – Commitments and Contingencies). Rent paid to the shareholder during the three months ended March 31, 2005 amounted to $212,551. In addition, the Company pays for certain vehicle operating expenses on behalf of certain officers. Lease payments made for these officers for the three months ended March 31, 2006 and 2005 were $7,351 and $46,835 respectively.

       Mortgage Loans for Employees

During the course of its business the Company provides mortgage loans to its employees and related parties at prevailing market rates. During the three months ended March 31, 2006 and 2005 the Company funded 6 mortgage loans totaling $1,048,705 and 20 mortgage loans totaling $3,761,275 for officers or executive employees of the Company, respectively. Of the loans funded by the Company for officers and executives, there were three loans totaling $461,100 and 12 loans totaling $1,763,675 held for sale for the period ended March 31, 2006 and 2005, respectively. All other loans were subsequently sold in the secondary market at comparable margins.

NOTE 10 – STOCKHOLDER’S EQUITY

During the year ended December 31, 2004, the Company entered into an agreement with an investor relations firm under which it granted options to purchase 30,000 shares of common stock. The options are exercisable at $1.25 per share, vest five months after the date of the agreement and expire in May 2006. The value of the options was not material.

On August 23, 2004, the Company granted Mr. Joseph H. Nourmand options to purchase 52,000 shares of Company’s common stock. The exercise price of these options is $0.85. The options vest immediately and expire on August 23, 2014. The fair value of the options are estimated at $28,600.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

                We expect to fund our mortgage loans on a short-term basis directly through our revolving warehouse lines of credit and repurchase agreements, which we refer to as our warehouse facilities. As a condition to the closing of the asset purchase agreement, The Mortgage Store will need to obtain consents from the warehouse lenders and those warehouse facilities may also need to be amended as to financial covenants, commitment amount, and other terms. Additionally, we will need to enter into our own warehouse facilities or become a co-borrower on The Mortgage Store’s warehouse facilities to purchase and fund loans from The Mortgage Store. We have begun to discuss obtaining the necessary consents and amendments with our warehouse lenders and expect to obtain such consents and amendments prior to consummating this reorganization. Those negotiations are currently underway. We cannot, however, assure you that we will be able to obtain the consents and amendments we need to the existing warehouse facilities or to obtain new warehouse facilities at the REIT level.

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

                 Mortgage loans enter our integrated team origination process through our wholesale channel, which solicits business from mortgage brokers, and our retail channel, which markets directly to the general public. Our wholesale channel currently has over 5,000 approved brokers of which approximately 1,330 actively conducted business with us in 2005. In the future, we intend to enter into loan purchase and sale agreements with mortgage bankers, banks, thrifts, and credit unions to sell residential mortgage loans to us through our wholesale channel. Unlike our mortgage brokers, these sellers, or correspondent lenders, will close their loans through their own financing. Our retail channel has over 23 loan officers that operate from our headquarters and four branch offices throughout California and Virginia. For the three months ended March 31, 2006 and the March 31, 2005, we originated approximately $369.4 million and $348.9 million of mortgage loans, respectively, of which approximately 92.0% and 88.6%, respectively, were generated through our wholesale channel and approximately 8.0% and 11.4%, respectively were generated through our retail channel. Over the past five calendar years our originations have grown at a compound annual rate of 61.0%.

                 Our business and profitability are sensitive to movements in interest rates. The past few years have exhibited a period of relatively low interest rates, resulting in a robust, residential loan origination market as consumers sought new mortgages and refinancings. We believe that interest rates will continue to gradually increase over the course of this year, but we expect that they will remain low compared to historical levels.

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

                Following completion of the reorganization, although we will continue to sell a portion of the loans we originate, our strategy will include retaining a substantial portion of our mortgage loans in an investment portfolio, financed on a long-term basis through securitization.

                By retaining a substantial portion of our mortgage loans in an investment portfolio, we will be assuming significantly more interest rate and loan default risk than under our existing business strategy, where we sell the mortgage loans we originate generally within 30 to 60 days of funding the loans. The securitizations we expect to undertake after the reorganization to finance our loan portfolio are intended to be structured as financings; therefore, we do not expect to recognize a gain or loss on sale for tax and accounting purposes. We expect to hold loans for 60 to 75 days prior to securitization. Following the securitizations, the loans will remain on our consolidated balance sheet as an asset, the securitization debt will be listed as a liability on our balance sheet, and we will record interest income generated by the mortgage loans over the life of the loan and recognize interest expense on the mortgage-backed securities over the life of the securities. We expect to generate earnings from the loans we retain primarily through net interest income, which is the difference between the:

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

                This change in our business strategy will significantly affect our balance sheet. Our management intends to continuously evaluate our new business strategy, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. As a result of our new business strategy, as discussed above, we expect the net interest income generated by our portfolio of loans to become, over time, the largest component of our revenues, rather than the net gain received by us as a result of our loan sales, which historically has been the largest component of our revenues. Since we did not previously hold the loans we originated for an extended period of time and because we sold all of the loans we originated on a servicing-released basis, our historical results of operations and management’s discussion of those results are not likely to be indicative of our future results. We expect, however, that the accounting treatment of our securitizations will more closely match the recognition of income with the actual receipt of cash payments and is expected to decrease the volatility of our earnings, which will no longer be almost entirely dependent on the timing of loan sales.

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

         REIT Compliance

                We expect to qualify and intend to elect to be taxed as a REIT for federal income tax purposes. U.S. Federal income tax law requires that a REIT distribute to its stockholders annually at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). REIT taxable income does not include the retained earnings of any taxable REIT subsidiary until such earnings are distributed to the REIT. So long as we comply with the requirements for REIT qualification, we will not be subject to U.S. Federal or state corporate income tax at the REIT level, if, our dividends paid equals our REIT taxable income (determined without regard to the dividends paid deduction). We expect that we will make regular quarterly distributions of at least 90% of our REIT taxable income to holders of our common stock. Any taxable income generated by our taxable REIT subsidiaries will be subject to regular corporate income tax as will any REIT taxable income that is not distributed to our common stockholder. Therefore, we will continue to record U.S. Federal or state corporate income tax expense because of our taxable REIT subsidiaries. Our taxable REIT subsidiaries may retain any income they generate net of any tax liability they incur on that income without affecting the REIT distribution requirements (although accumulation of earnings within our taxable REIT subsidiaries may be limited by the U.S. Federal income tax rules applicable to REITs that limit the total value of a REIT’s assets that may be represented by the REIT’s interests in its taxable REIT subsidiaries). If any of our taxable REIT subsidiaries choose to pay a dividend to us, the dividend will be included in our REIT taxable income and will be included in the calculation of our required distributions. Any distributions we make in the future will be at the discretion of our Board of Directors and will depend upon, among other things, our actual results of operations.

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

          Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases

                 SFAS 91 refers to the accounting treatment of premiums, discounts, and other net capitalized fees or costs associated with originating mortgage loans. These yield adjustments are amortized against interest income over the lives of the assets using the interest method adjusted for the effects of estimated prepayments. Because we expect to hold a large number of similar loans for which prepayments are probable, we expect to use a prepayment model to project loan prepayment activity based upon loan age, loan type, customer characteristics and remaining prepayment penalty coverage. Estimating prepayments and estimating the remaining lives of our mortgage loan portfolio requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. Reasonableness tests will be performed against past history, mortgage asset pool specific events, current economic outlook and loan age to verify the overall prepayment projection. If these mortgage loans prepay at faster speeds than originally projected, GAAP requires us to write down the remaining capitalized premiums at a faster speed than was originally projected, if the mortgage loans prepay at a slower speed than originally projected we would amortize the capitalized premiums at a slower speed than originally projected.

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

                Our estimate of expected losses could increase if our actual loss experience is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale of our loans, or if property values supporting our loans decrease. In particular, if actual losses increase or if values reasonably expected to be obtained from a sale of loans decrease, the provision for loan losses would increase. Any increase in the provision for loan losses relating to these factors may adversely affect our results of operations.

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

                In accordance with SFAS No. 133, Accounting for Derivative Investments and Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133, all derivative instruments are recorded at fair value. To qualify for hedge accounting under SFAS No. 133, we must demonstrate, on an ongoing basis, that our interest rate risk management activity is highly effective. We must also formally assess, both at inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in cash flows of hedged items. If we are unable to qualify certain interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings, but the change in fair value of the related asset or liability may not, thus creating a possible earnings mismatch.

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

                Our estimate of the fair value of our mortgage-backed certificates could decrease if actual cash flows from our mortgage-backed certificates are lower than originally estimated, or if economic factors or market analyses cause us to change the assumptions we use to value mortgage-backed certificates. In particular, if we increase the loss or discount rate that we apply or if we have a significant increase in our prepayment speeds, the fair value of our mortgage-backed certificates would decrease. Any decrease in the fair value would adversely affect our results of operations and the assets we carry on our consolidated balance sheet.

Primary Components of Revenues and Expenses in the Mortgage Loan Business

                Interest Income. After the reorganization, we expect interest income to become the largest component of our revenues as we initiate our on-balance sheet securitization strategy. Interest income represents interest earned on loans, securitizations, and other interest-earning assets. Partially offsetting interest income is interest expense paid under our warehouse facilities, and other notes payable. Net interest income varies based on the outstanding amount of interest-earning assets and interest-bearing obligations, the length of time the assets and obligations are held, and the volatility of interest rates.

                Historically, our primary interest-earning assets have been the mortgage loans that we have originated and held for sale. We earn interest from the time we originate the mortgage loan until we sell the mortgage loan in the secondary market. Under our new business strategy, we will earn interest over the life of the mortgage loans held in our portfolio. Currently, our primary interest-bearing obligations are our borrowings under our warehouse facilities, which are secured by unsold loans. After the reorganization, our interest bearing obligations will also include the debt securities issued in our securitizations. We expect that the interest rate earned on the mortgage loans will exceed the interest rate paid on the warehouse facilities resulting in a positive interest spread.

                Gain on Sale of Loans. We expect to continue to sell our mortgage loans through loan sales and, in the future and in any event after the reorganization, we may continue to sell a portion of our loans through whole loan sales and securitizations accounted for as sales.

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

            Expenses. Our primary components of expenses are expected to be interest expense on our warehouse facilities and securitizations, securitization costs, general and administrative expenses, payroll and related expenses arising from our origination business. As our loan production and loan portfolio increase, we would generally expect to hire additional employees and we would also expect our variable expenses to increase. Also, we may incur additional marketing and advertising expenses to achieve our production goals. We would also expect to incur higher expenses in years where we open additional retail branches, which would result in increased office rent, equipment rent and insurance costs that would be incurred. There are also increased expenses that are associated with being a public company, such as investor relations responsibilities and compliance with the requirements set forth by Sarbanes-Oxley, the Commission, and others.

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

                Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of March 31, 2006 was $970,341.

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

                Provisions for Losses. We may make market valuation adjustments on certain non-performing loans, loans that we are obligated to repurchase, other loans we hold for sale, and real estate owned. These adjustments are based upon our estimate of expected losses and are based upon the value that we could reasonably expect to obtain from a sale. An allowance for losses on loans held for sale, loans sold that we are obligated to repurchase, and real estate owned is recorded in an amount sufficient to maintain adequate coverage for probable losses on such loans. As of March 31, 2006, the reserve for losses on loans held for sale, which includes previously repurchased loans, loans sold which we are obligated to repurchase, and real estate owned were $580,896, $1,178,048, and $4,000, respectively. Our estimate of expected losses could increase or decrease if our actual loss experience or repurchase activity is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale. In particular, if actual losses increase or if values reasonably expected to be obtained from a sale decrease, the provision for losses would increase. Any increase in the provision for losses would adversely affect our results of operations.

                Loans Held for Sale. We carry mortgage loans held for sale at the lower of cost or estimated fair value. We defer points and fees and related direct origination costs until the related loan is sold. We recognize interest income under the accrual method. Our policy is to cease the accrual of interest on any loan when payment of interest is 90 days or more delinquent or earlier if the collection of interest appears doubtful.

                Our estimate of the fair value of our loans held for sale could decrease if interest rates increased. Any decrease in the fair value could adversely affect our results of operations and the assets we carry on our consolidated balance sheets.

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

                Stock-Based Compensation. Effective for the first quarter of fiscal 2006, the Company adopted SFAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.  As required, the pro forma impact from recognition of the estimated fair value of stock options granted to employees has been disclosed for previous periods.

        The fair value concepts were not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we will continue using the Black-Scholes option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. We may reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate for the Company, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), we were not required to estimate forfeitures in our expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123R requires an estimate of forfeitures and upon adoption we changed our methodology to include an estimate of forfeitures. The adoption of SFAS 123R had no effect on cash flows from financing activities.

Financial Highlights

                 Net Income. For the three months ended March 31, 2006 we had income of approximately $24.7 thousand before provision for income taxes. The net income after provision for income tax was approximately $7.7 thousand or approximately $0.00 per common share and approximately $0.00 per diluted common share.

                Loan originations. For the three months ended March 31, 2006 we funded $369.4 million of mortgage loans compared to $348.9 million for the comparable period of 2005. Purchase money mortgages accounted for approximately 60.3% of our originations during the three months ended March 31, 2006 compared to approximately 69.6% for the comparable period in 2005. Our wholesale channel, which originates loans through independent mortgage brokers, accounted for approximately 92.0% of our originations during the three months ended March 31, 2006 compared to approximately 88.6% for the comparable period of 2005.

                We continued to expand our geographical reach and increased originations throughout the country. During the three months ended March 31, 2006 and 2005 we originated mortgage loans in 35 and 32 states, respectively. Loans originated in California constituted approximately 66.3% and 62.6%, respectively, of our total mortgage loan originations during those periods.

                Mortgage loan sales — cash income from sale. For the three months ended March 31, 2006 we sold approximately $350.6 million in loans compared to approximately $339.4 million during the comparable period in 2005. Our revenue from sales of loans was approximately $9.7 million during the three months ended March 31, 2006 compared to approximately $13.5 million for the comparable period in 2005. The weighted average premium collected from sales of loans during the three months ended March 31, 2006 was approximately 2.39% compared to approximately 3.22% for the same period in 2005. During the three months ended March 31, 2006 the rebate or yield spread premium paid to the loan originators was approximately 0.65% compared to approximately 0.75% for the same period in 2005.

                Our cash and cash equivalents at March 31, 2006 was approximately $9.5 million compared to approximately $10.2 million at December 31, 2005.

                As of March 31, 2006, we had three warehouse facilities to fund our loan originations with two financial institutions for a total funding capacity of approximately $504 million. This included an early purchase facility with Washington Mutual with a maximum concentration amount of approximately $400 million. At March 31, 2006 the cost of borrowing on these warehouse facilities are a variable rate equal to one-month LIBOR plus a margin ranging between approximately 1.0% and approximately 2.75%.

Results of Operations

Results of operations for the three months ended March 31, 2006 compared to the same period in 2005.

	For the three months ended March 31,
	2006 unaudited		2005 unaudited
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue
		(dollars in thousands)
Loan Income:
Income from sales of loans	$9,737	71.7%	$13,450	79.4%
Mortgage interest income	3,604	26.6%	3,421	20.2%
Commission fee income	235	1.7%	60	0.4%

Total Revenue	13,576	100.0%	16,931	100.0%
Cost of loan origination and sale of mortgages:
Commission expense	2,448	18.0%	2,674	15.8%
Warehouse interest expense	3,045	22.4%	2,767	16.3%
Reserve for impairment of loans	570	4.2%	525	3.1%
Losses on impaired loans	313	2.3%	-	0.0%
Other closing expenses	503	3.7%	507	3.0%

Total cost of originations and loan sales	6,879	50.6%	6,474	38.1%
Gross profit	6,697	49.4%	10,457	61.9%
Operating expenses:
Salaries and wages	4,943	36.4%	4,010	23.7%
Occupancy	218	1.6%	265	1.6%
General and administrative	1,561	11.5%	1,241	7.3%

Total operating expenses	6,722	49.5%	5,516	32.6%
Income from operations	(25)	(0.1)%	4,941	29.3%
Interest income (expense)	49	0.4%	3	0.0%
Other income (expense)	1	0.0%	-	0.0%
Total other income (loss)	50	0.4%	3	0.0%
Income (loss) before tax	25	0.2%	4,944	29.3%
Provision for (benefit from) income tax	17	0.1%	1,973	11.7%

Net Income	$8	0.0%	$2,971	17.6%

Loan income

                Total revenue. Total revenue decreased 19.8% to $13.6 million for the three months ended March 31, 2006 from $16.9 million for the same period in 2005. The decrease in total revenue is a function of the reduced weighted average premium received on the sale of loans from 3.22% in 2005 to 2.39% for the same period in 2006.

                Income from sales of loans. Income from sales of loans for the three months ended March 31, 2006 decreased 27.6% to $9.7 million from $13.4 million for the same period in 2005. The weighted average premium for loan sales for three months ended March 31, 2006 was 2.39% compared to 3.22% for the same period in 2005 which is the primary reason for the decrease in income from sales of loans. The lower weighted average premium we received from sales of loans in the three months ended March 31, 2006 primarily reflects the rise of short term interest rates and the narrowing of the spread between short and long term rates. Total loan sales increased 3.3% to $350.6 million for the three months ended March 31, 2006 compared to $339.4 million for the same period in 2005.

                 Mortgage interest income. Mortgage interest income increased 5.3% to $3.6 million for the three months ended March 31, 2006 from $3.4 million for the same period in 2005. The increase in interest income was due primarily to a higher average loan balance for loans originated in 2006 compared to 2005 as well as higher coupon rates charged to borrowers.

                Commission fee income. We earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans that our loan officers originate are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income for the three months ended March 31, 2006 was $235 thousand compared to $60 thousand for the same period in 2005.

Cost of loan originations and sales of mortgages

                Total Cost of Loan Originations and Sale of Mortgages. Total cost of originations and loan sales increased 6.3% to $6.9 million for the three months ended March 31, 2006 from $6.4 million for three months ended March 31, 2005. The increase was primarily a result of the costs associated with holding a higher average loan balance and a related rise in interest rates on warehouse borrowing. Total cost of originations and loan sales as a percentage of total revenue also increased to 50.6% for the three months ended March 31, 2006 compared to 38.1% for the same period in 2005. This increase was primarily due to increased loan warehouse interest expense and recognition of losses on impaired loans.

                 Commission Expense. Commission expense for mortgage loans sold during the three months ended March 31, 2006 decreased 8.5% to $2.4 million from $2.7 million for the three months ended March 31, 2005. This decrease was primarily due to a change in the commission structure we pay loan officers. Commission expense, which is primarily a pricing rebate paid by us and an origination fee deducted from the borrower’s funds at origination, is recognized at the time of sale to correspond with the recognition of income from the sale of the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale as a prepaid commission on our balance sheet. However, commission expense for the three months ended March 31, 2006 as a percentage of revenue increased to 18.0% compared to 15.8% for the same period in 2005 primarily due to a decrease in overall loan income from a decrease in the weighted average premiums received on loans sold.

                 Warehouse interest expense. Interest expense for the three months ended March 31, 2006 increased 10.1% to $3.0 million from $2.8 million for the same period in 2005. The increase in interest expense was primarily due to higher interest rates. The weighted average number of days we held loans before sale during the three months ended March 31, 2006 and 2005 was 57 and 61 days, respectively.

                Reserve for impairment of loans. At March 31, 2006, there were 93 loans with an aggregate principal balance of $21.6 million that we had been requested to repurchase as a result of early payment defaults compared to 42 loans with an aggregate principal balance of $7.3 million at March 31, 2005. During the three months ended March 31, 2006 we made provisions of $0.5 million for losses for impairment of loans we were obligated to repurchase, compared to $0.5 million for the same period in 2005.

              Other closing expenses. Other closing expenses related to the closing of loans, including credit check expenses, appraisal and appraisal review fees and other closing expenses remained at $0.5 million for the three months ended March 31, 2006 and 2005.

Operating expenses

                 Total expenses. Total operating expenses increased 21.9% to $6.7 million for the three months ended March 31, 2006 compared to $5.5 million for the three months ended March 31, 2005. The increase was primarily the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with carrying a higher average mortgage loan balance and in the number of employees.

                Salaries and wages. Salaries and wages increased 23.3% to $4.9 million for the three months ended March 31, 2006 from $4.0 million for the three months ended March 31, 2005. The increase was due primarily to growth in the number of our employees, as well as the change in the commission structure we pay loan officers.

                 Occupancy. Occupancy expense decreased 17.7% to $218 thousand for the three months ended March 31, 2006 from $265 thousand for the same period in 2005. The decrease resulted primarily from a lower average rent charge per square foot on its new office space. In November 2005 the Company moved to a new larger office space in Los Angeles.

                 General and administrative. General and administrative expenses increased 25.9% to $1.5 million for the three months ended March 31, 2006 from $1.2 million for the three months ended March 31, 2005. This increase was due primarily to an increase in equipment and software maintenance costs attributed to new accounting and loan tracking software purchases, legal and attorney fees associated with the REIT filing, increased marketing expenses, and an increase in the number of employees.

                Provision for income tax. Provision for income tax decreased to $17 thousand for the three months ended March 31, 2006 from $2.0 million for the three months ended March 31, 2005. This decrease was primarily a result of a decrease in our income before taxes to $24.7 thousand for the three months ended March 31, 2006 from $4.9 million for the three months ended March 31, 2005.

Liquidity and capital resources

                As a mortgage banking company, our primary cash requirements include the funding of (1) mortgage loan originations, including principal, as well as origination costs such as commissions and broker premiums, (2) interest expense on and repayment of principal on warehouse facilities, (3) operational expenses, and (4) tax payments. We fund these cash requirements with cash received from (1) borrowings under warehouse facilities, (2) loan sales, (3) mortgage interest collections on loans held for sale, (4) points and fees collected from the origination of loans, and (5) sales of equity and debt securities. The following table sets forth information about our cash flows for the periods indicated:

	Three months ended March 31,
	2006	2005
	(dollars in millions)
Loans originated for sale	$369.4	$348.9
Proceeds from sales	350.6	339.4

Net cash provided by (used in) operations	$ (31.9)	$ 30.7

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

                We establish target levels of liquidity and capital based on a number of factors including our loan production volume, the condition of the secondary loan sales market for our loans, availability under our warehouse and repurchase facilities and our current balance sheet. We intend to continue to concentrate on maintaining our targeted liquidity levels and, following the reorganization include an evaluation of the market price for our securitizations. We anticipate that we will use our cash over the next 12 months to acquire mortgage loans primarily from The Mortgage Store in connection with our efforts to grow our on-balance sheet loan portfolio of REIT qualifying assets. Subject to the various uncertainties described above, and assuming that we will be able to execute our liquidity strategy successfully, we anticipate that the proceeds from offerings of our equity or debt securities, funds available from our warehouse facilities and cash flow from operations will be sufficient to fund our operations for the foreseeable future. However, there can be no assurance that we will be able to achieve these goals and operate on a cash flow-neutral or cash flow-positive basis.

                 Warehouse and Repurchase Facilities

                As of March 31, 2006, we had three warehouse facilities with two financial institutions. After funding the loans, we typically sell our mortgage loans within 30 to 60 days of origination and pay off the warehouse facilities with the sale proceeds.

        One of our warehouse facilities is structured as a repurchase agreement, where the financial institution will provide the funds for origination of loans and will hold (warehouse) the collateral until we repurchase the loans to sell them to a buyer. Under the terms of such agreement, the buyer of the loan (take-out investor) would send the proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

         Another one of our warehouse facilities is a committed line, meaning the financial institution, or lender, is obligated to fund up to the committed amount, subject to our meeting certain financial and other covenants. Another warehouse facility is discretionary, meaning the lender may fund the loans at its discretion. All of our current warehouse facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received all of the related loan documents. Additionally, our current warehouse facilities contain sub-limits for particular product types, collateral types, delinquency, aging, and other limitations. Our warehouse facilities are secured by the loans we originate. Although all of our warehouse facilities mature in the next twelve months, we expect to renew and extend the maturity of our warehouse facilities in the ordinary course of business. To complete the reorganization, The Mortgage Store will need to obtain consents from the warehouse lenders to the reorganization and those warehouse facilities may also need to be amended as to financial covenants, commitment amount, and other terms. Additionally, we will either need to enter into our own warehouse facilities or become a co-borrower on The Mortgage Store warehouse facilities to purchase and fund loans from The Mortgage Store. We cannot assure you that we will be able to obtain the consents and amendments we need to the existing warehouse facilities or to obtain new warehouse facilities at the REIT level. Our warehouse facilities bear interest at a spread over one month LIBOR, which was 4.83% as of March 31, 2006. The following is a summary by lender as of March 31, 2006.

	Committed Amount	Uncommitted Amount	Total Facility Amount	Maximum Portion Available for Wet Funding	Outstanding Principal Balance(3)	Expiration Date
	(dollars in thousands)
Warehouse Lender
Lehman Brothers Bank, FSB	100,000	0	100,000	20,000	88,701	April 10, 2006
Washington Mutual Bank, FA (1)	4,000	0	4,000	1,400	1,658	May 6, 2006
Washington Mutual Bank, FA (2)	400,000	0	400,000	140,000	134,941	May 6, 2006

Total	$504,000	$0	$504,000	$161,400	$225,300

_________________

(1)  Warehousing Credit and Security Agreement
(2)  Early Purchase Facility
(3)  As of March 31, 2006

                Lehman Brothers Repurchase Facility. We have a repurchase facility with Lehman Brothers Bank, FSB. As of March 31, 2006, the repurchase facility had a maximum commitment of $100 million. This facility has a one year term. This facility has a cost of borrowing equal to the one-month LIBOR rate plus a spread between 1.0% and 1.375% excluding aging related increases. As of March 31, 2006, we had an outstanding balance of $88.7 million on this facility.

                Washington Mutual Warehouse Facility. We have a $4 million revolving credit facility with Washington Mutual. The cost of borrowing under this agreement is equal to one-month LIBOR plus a spread between 1.5% and 2.75% based on type of loan and period of time for which the loan is subject to the facility. As of March 31, 2006, we had an outstanding balance of $1.7 million on this facility.

                Washington Mutual Early Purchase Facility. We have an early purchase facility with Washington Mutual pursuant to which certain qualifying loans are acquired by Washington Mutual immediately upon origination. Under terms of this purchase agreement we retain the right to service the mortgage loans. As a condition of the acquisition of a mortgage loan by Washington Mutual, we assign to Washington Mutual the related commitment by a “takeout buyer” to purchase the mortgage loan on a servicing released basis at a specified future date within 90 days of origination. Under this facility, the acquisition price for a mortgage loan is the lesser of 98% of the related takeout buyer’s purchase price or the original principal balance of the loan. If loans purchased under this facility are not sold to the take-out investor within 90 days they become “Aged” and are subject to revaluation of the acquisition price. After an additional 90 days the loans become defective and the Company is required to repurchase them. Loan financings under this facility meet the criteria under FASB Statement No. 140 for the “transfer of financial assets” and therefore are accounted for as sales. Accordingly, the loans are not reflected on our balance sheet. Upon receipt of funds from a takeout buyer, Washington Mutual releases its interest in the related loan and transfers excess funds related to the servicing right to us. Loans for which a commitment from a takeout buyer is not obtained within 90 days are transferred to our other warehouse facility with Washington Mutual described above. At March 31, 2006, this early purchase facility had a maximum revolving purchase commitment of $400 million. As of March 31, 2006, we had utilized $134.9 million of this facility’s maximum concentration. The mortgage interest income from loans originated through this facility from the time of funding to the date of their sale to a takeout buyer was not material to the financial statements as of March 31, 2006 and therefore no asset or non-cash revenue has been recognized.

                Our warehouse facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of March 31, 2006 we were in compliance with the covenants of our warehouse facilities.

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

                 Additional Equity Requirement

                We cannot qualify as a REIT and will not make the REIT election unless we can (A) acquire sufficient REIT qualifying assets, which include interests in real property, interests in mortgages on real property and mortgage-backed securities that represent ownership interests in pools of mortgage loans, such that the value of our taxable REIT subsidiaries constitutes no more than 20% of our total assets and (B) satisfy the condition that not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. After the reorganization, Raymond Eshaghian, Aaron Yashouafar, Solyman Yashouafar, and H. Joseph Nourmand are expected to beneficially own approximately 62.1%, 13.4%, 11.9%, and 7.3%, respectively, and, collectively, are expected to beneficially own approximately 92.3% of the value of our outstanding stock, calculated in accordance with the applicable REIT ownership rules. As such, we will need to raise sufficient capital to acquire REIT qualifying assets and dilute the ownership of our principal stockholders to qualify as a REIT.

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

                If the capital raise is a private offering of our capital stock or securities convertible into our capital stock, we expect that the investors will require that such shares be registered under the Securities Act for resale, requiring the filing of a registration statement with the Securities and Exchange Commission to register the resale of those shares within 30 to 120 days after the closing of any private offering. This Report is not an offer of any securities other than those being issued in connection with TMSF REIT’s acquisition of The Mortgage Store, and does not constitute an offer of sale of any securities in such private offering.

Off-Balance Sheet Arrangements

                In July 2004, we entered into an early purchase facility with Washington Mutual where qualifying loans are purchased by Washington Mutual immediately upon funding, provided that we retain the right to service and resell the loans to a takeout buyer for a period of 90 days. Loan originations under provisions of this facility are recognized as sales of loans and are not reflected on our balance sheet. For loans that we originate through this facility, we recognize the origination fee and other lender fees at the time of funding and all corresponding commissions and fees to be paid are recognized immediately. If a loan is not purchased by a takeout buyer within 90 days of the sale under the early purchase facility, we are required to repurchase those loans and the loans are put back on our balance sheet. As of March 31, 2006, loans with an aggregate principal balance of $134.9 million were subject to this off-balance sheet arrangement. Based on historical experience, total mortgage loans repurchased pursuant to a breach of this takeout buyer requirement would not have a material impact to our statements of operation, and therefore have not been accrued for as a liability on our consolidated balance sheets. If we were to breach the takeout buyer requirement and did not have sufficient funds to repurchase the related loans under this facility, that breach might trigger cross-defaults in our other warehouse facilities and have a material adverse effect on our business. In addition, if loan originations under provisions of this facility are not recognized as sales of loans and are required to be reflected on our balance sheet, we may breach financial covenants triggering defaults under our warehouse facilities which may have a material adverse effect on our business. Moreover, failure to obtain sales treatment under this facility may require us to restate our prior financial statements which may have a material adverse effect on our business.

Contractual Obligations and Commitments

                The following tables summarize our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of March 31, 2006.

	Payments Due by Period (dollars in thousands)
	Total (unaudited)	Less than one year (unaudited)	One to three years	Three to five years	After five years
Warehouse facility - line of credit	$ 1,658	$ 1,658	-	-	-
Warehouse facility - repurchase agreements	88,701	88,701	-	-	-
Operating leases	922	514	408	-	-
Total contractual obligations	$91,281	$90,873	408	-	-

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

                We record every repurchase demand as an obligation to repurchase. Many demands, however, are subsequently withdrawn or rescinded by the buyers once the deficiencies are cured. Typically a repurchase demand arising from early payment default that is resolved either by re-pricing the loan, where the buyer receives a discount and keeps the note without further recourse, or by indemnifying the buyers against future losses. Once a loan is re-priced or the demand is rescinded we reduce our obligation accordingly. When we can not reach an agreement on re-pricing or we believe that we could mitigate losses more efficiently, we may repurchase the loan and hold it until its disposition. In certain cases, we may agree with the buyer that their servicer continues the foreclosure process of seriously delinquent loans and we reimburse the buyer for their actual loss after sales of the property. Our policy is to reserve for losses on loans that we are required to repurchase or are holding on our balance sheet:

                The following table summarizes the outstanding obligations to repurchase loans and loss reserves at respective dates.

	Obligations to Repurchase Loans
	(dollars in thousands)
	March 31, 2006 (unaudited)	December 31, 2005
Obligation to repurchase	21,517	10,071

Loss reserve for mortgage loans to be repurchased	1,178	955

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

                In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005, or December 31, 2005 for small business issuers. As a result, we adopted SFAS No. 123(R) during the first quarter of 2006.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

                        Our ability to fund our mortgage loans depends to a large extent upon our ability to secure warehouse financing on acceptable terms. The Mortgage Store currently funds the mortgage loans it originates through warehouse facilities under which it is the borrower. We can provide no assurance that we will be successful in establishing sufficient warehouse facilities either by increasing the amounts available under existing warehouse facilities or by the addition of new warehouse facilities. Pending the securitization of a pool of mortgage loans, if any, or other sale thereof, we will fund the origination of our mortgage loans through borrowings from warehouse facilities. The majority of The Mortgage Store’s current warehouse facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loans documents. Substantially all of our mortgage loans are initially “wet” funded. As of March 31, 2006, the aggregate amount of funds available to “wet” fund loans under the warehouse facilities was $161.4 million.

                        As of March 31, 2006, we financed substantially all of our existing loans through three warehouse facilities with two financial institutions. Each of our existing warehouse facilities is renewable for one-year terms. Because our warehouse facilities are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales and our portfolio of mortgage loans.

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

In the future, and in any event after the reorganization, we expect to securitize, our mortgage loans to generate stable cash flow which may not be successful.

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

                          Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the three months ended March 31, 2006 and the years ended December 31, 2005, 2004, and 2003 approximately 66.3%, 64.2%, 71.4%, and 91.4% by loan amount respectively, of the loans we originated were collateralized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or wildfire, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans or cause losses in our investment portfolio, and significantly harm our business, financial condition, liquidity and results of operations.

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

                        In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational, and financial infrastructure. As of March 31, 2006 and December 31, 2005, we had 256 and 235 salaried employees, respectively, in addition to 75 and 76 commission-based employees, respectively. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. As a result of these pressures, we cannot assure you that we will be able to:

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

                A significant majority of our originations of mortgage loans come from independent brokers. For the year ended December 31, 2005, approximately 1330 brokers, from a list of over 5,000 approved brokers, submitted loans to us; except for one broker that represented 6.8% of our origination, no other broker represented more than 5% of our loan originations, during the three months ended March 31, 2006. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity, and results of operations.

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

                        There is increasing public policy debate focused on the rapid increase in the use of loans with interest-only features that require no amortization of principal for a protracted period or loans with potential negative amortization features, such as our Pay Option ARMs. Former Federal Reserve Board Chairman Allan Greenspan recently expressed particular concern that some households may be using these loans to purchase homes that would otherwise be unaffordable, which may leave some mortgagors vulnerable to adverse events. Press reports indicate that a task force of federal regulatory agencies is preparing new underwriting and credit risk guidelines on option ARMs, interest-only mortgages and reduced-documentation loans offered by the nation’s lenders. While these guidelines may not be directly applicable to us because we are not an affiliate of a depository institution subject to supervision by a federal banking agency, they may reflect heightened regulatory scrutiny for non-amortizing or negative amortization loan products for certain types of borrowers.

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

                        We believe the risks associated with our business will be more acute during periods of declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing homes to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings. Furthermore, declining real estate values will likely reduce our volume of cash-out refinancings and debt consolidation loans as the level of home equity available to secure such loans will be reduced. A cash-out refinancing occurs when a borrower obtains a new mortgage loan in an amount that exceeds the existing balance on the current mortgage in order to refinance the original mortgage and receive additional cash for other uses such as paying down or off consumer debt with a higher interest rate than on the mortgage loan. For the three months ended March 31, 2006 and the year ended December 31, 2005, approximately 39.7% and 33.4% of our loan originations were cash-out refinancings and debt consolidation loans. In addition, declining real estate values significantly increase the likelihood that we will incur increased foreclosures and losses on our loans in the event of default. Therefore, any sustained period of declining real estate values could adversely affect both our net interest income from loans in our portfolio, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to you.

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

State Attorneys General are working collectively to seek to use state deceptive and unfair trade practices laws and other laws to attack lending practices that are not otherwise known to be unlawful.

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

Loss of Mr. Eshaghian could result in a material adverse effect on our business.

                        Our future success depends to a significant extent on the continued services of Mr. Eshaghian. The loss of the services of Mr. Eshaghian, could have a material adverse effect on our results of operations, financial condition, and business.

Risks of Ownership of Our Common Stock

Because there historically has been a limited amount of trading in the our common stock, there can be no assurance that our stock price will not decline.

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

                        Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. The issuance of additional shares of our common stock may be available for sale in the public markets. In addition, a substantial number of shares of our common stock may, pursuant to employee benefit plans, be issued or reserved for issuance from time to time and these shares of common stock may be available for sale in the public markets from time to time. We presently have 1,606,258 shares of our common stock subject to options that are immediately exercisable and an additional 403,742 shares subject to options that vest over the next [five] years. We cannot predict the effect that future sales of shares of our common stock will have on the market price of our common stock.

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

Interest Rate Simulation Sensitivity Analysis

                Changes in market interest rates may affect our gain (loss) from sales of mortgage loans held for sale and the fair value of our mortgage-related securities and related derivatives when we begin to securitize our mortgage loans. As of March 31, 2006 we held $91.4 million in loans that had not been committed for sale at the time. Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

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

Change in Interest Rate (bps)	-100	-50	0	50	100

Change in Revenue from sale of Uncommitted Loans ($ 000s)	2,285	1,143	0	-1,143	-2,285

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

                       As of March 31, 2006, we conducted an evaluation, with the participation of our Chief Financial Officer and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, , to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, our disclosure controls and procedures were not effective due to the material weaknesses described below.

                       In light of the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

                       A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2006, our disclosure controls and procedures were not effective:

                       1. Adequate Personnel. We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of our operations and transactions and with previous experience with computer software conversions. The Company did not maintain effective controls to ensure there is adequate monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with GAAP. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-Q for the quarter ended March 31, 2006. Management evaluated, in the second quarter of 2006 and as of March 31, 2006, the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and concluded, in the second quarter of 2006 and as of March 31, 2006, that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

                       2. Effective Control Environment. The Company did not maintain an effective control environment and specifically, elements of the Company’s finance organization were not structured with sufficient resources to ensure the consistent execution of their responsibility to provide independent and pro-active leadership in the areas of monitoring of controls, disclosure reviews and financial reporting.

                       3. The Company did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data.

REMEDIATION OF MATERIAL WEAKNESSES

               To remediate the material weaknesses identified above, we have taken the following actions, in the periods specified below, which correspond to the material weaknesses identified above:

  We have worked and continue to work with our independent auditors during the first and second quarters of 2006 and we retained a third-party consultant firm specializing in public company financial reporting to advise us and our Audit Committee regarding our financial reporting processes. These third-parties have assisted us in altering our financial reporting processes, which we expect will better enable us to timely file our periodic reports.
  We have reassigned and segregated job responsibilities of personnel within our finance and accounting department.
  We hired a new CFO in May 2006.
  We hired additional staff in our accounting and finance department.
  During the second quarter of 2006, we further improved our ability to timely make required filings by implementing additional automated reporting procedures with respect to loan sales and loan payment processing through enhancements to our MIS financial reporting system that expedite our internal reporting processes and our periodic reviews by our independent auditors.
  We implemented new procedures to timely reconcile and process transactions and to ensure that reconciliations are adequately reviewed by staff and management.
  We have reassigned department priorities and responsibilities making timeliness of input data and reconcilement as our top priority.
  We also intend, in 2006, to continue to implement enhancements to our financial reporting processes, including increased training of our finance and accounting staff regarding financial reporting requirements, budgeting and the evaluation and further implementation of automated procedures within our MIS financial reporting system.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

TMSF HOLDINGS, INC.

/s/ Daniel M. Rood
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
June 8, 2006