Form 10-Q
period 2006-06-30
TMSF HOLDINGS INC
filed 2006-08-15
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

                    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  | No |X|

The number of shares of Common Stock outstanding as of  August 14, 2006: 15,000,000

		Pa	ge
		Nu	mber
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2006 (unaudited)
	and December 31, 2005		1

	Consolidated Statements of Operations for the three months and six months
	ended June 30, 2006 (unaudited) and 2005 (unaudited)		2

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2006 (unaudited) and 2005 (unaudited)		3

	Notes to the Consolidated Financial Statements (unaudited)		4

Item 2	Management Discussion and Analysis of Financial Condition
	and Results of Operations		17

Item 3	Quantitative and Qualitative Disclosers
	About Market Risk		59

Item 4	Controls and Procedures		61

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		63

Item 1A	Risk Factors		63

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		63

Item 3	Defaults Upon Senior Securities		63

Item 4	Submission of Matters to a Vote of Securities Holders		63

Item 5	Other Information		63

Item 6	Exhibits		63

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 (unaudited) and December 31, 2005

ASSETS
	June 30,	December 31,
	2006	2005
	(Unaudited)
Current assets
Cash and cash equivalents	$ 8,393,471	$ 10,247,233
Mortgage loans held for sale	88,490,699	65,693,818
Mortgage loans to be repurchased	21,724,235	10,071,210
Reserve for impairment of mortgage loans	(1,269,938)	(1,189,000)
Prepaid expenses	502,731	274,538
Prepaid income taxes	965,321	-
Warehouse receivables	9,120,295	6,603,235
Other receivables and employee advances
(net of $208,125 & $0, respectively, allowance for bad debts)	322,109	528,149
Income tax receivable	525,036	525,036
Deferred tax asset - current	970,341	970,341

Total current assets	129,744,300	93,724,560

Restricted cash	245,270	413,292
Real estate owned (net of loss reserves of $417,602 & $34,000, respectively)	1,104,888	425,299
Property and equipment, (net of accumulated depreciation of
$872,550 & $648,753, respectively)	848,899	815,846
Deposits and other assets	642,580	283,245

Total assets	$132,585,937	$95,662,242

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Warehouse lines of credit	$ 79,862,269	$ 59,385,101
Obligation to repurchase mortgage loans	21,724,235	10,071,210
Accounts and other payables	4,194,762	2,273,369
Accrued expenses	1,362,699	416,994

Total current liabilities	107,143,965	72,146,674

Long Term Liabilities
Deferred tax liability	4,269	4,269

Total Liabilities	107,148,234	72,150,943

Shareholders' equity
Preferred stock, $0.001 par value
100,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
30,000,000 shares authorized
15,000,000 shares
issued and outstanding	15,000	15,000
Additional paid-in capital	3,175,601	3,078,682
Retained earnings	22,247,102	20,417,617

Total shareholders' equity	25,437,703	23,511,298

Total liabilities and shareholders' equity	$ 132,585,937	$ 95,662,242

        The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2006 (unaudited) and 2005 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income
Income from sale of mortgage loans	$16,083,566	$14,771,542	$25,820,706	$28,227,539
Mortgage interest income	5,214,604	3,869,581	8,818,317	7,290,260
Commission fee income	176,413	198,043	411,824	257,692

Total loan income	21,474,583	18,839,166	35,050,847	35,775,491

Costs of loan origination and sale of
mortgages

Commissions	4,725,987	3,471,040	7,174,010	6,151,552
Warehouse Interest expense	4,685,121	3,534,915	7,729,908	6,301,359
Appraisals	509,279	475,470	891,709	785,782
Credit reports	59,817	35,382	105,248	78,844
Warehouse fees	84,047	97,838	135,081	190,217
Provision for impairment of
mortgage loans	139,473	(339,950)	1,022,651	184,872
Other costs	8,722	30,907	32,825	92,072

Total costs of loan origination
and sale of mortgages	10,212,446	7,305,602	17,091,432	13,784,698

Gross profit	11,262,136	11,533,564	17,959,415	21,990,793

Operating expenses

Salaries	6,027,864	5,081,288	10,970,865	9,091,388
General and administrative	1,986,377	1,156,452	3,547,703	2,401,319
Occupancy	210,527	263,353	428,613	528,982

Total operating expenses	8,224,768	6,501,093	14,947,181	12,021,690
Income (loss) from operations	3,037,369	5,032,471	3,012,234	9,969,103

Other income (expense)
Interest income (expense)	40,953	39,074	89,912	46,432
Other income (expense)	26,812	-	27,475	-
Income (loss) on disposal of assets	-	(39,340)	213	(39,340)

Total other income	67,765	(266)	117,600	7,091

Income before provision
for income taxes	3,105,134	5,032,205	3,129,834	9,976,193

Provision for income taxes	1,283,318	2,011,491	1,300,348	3,984,717

Net income	$1,821,816	$3,020,714	$1,829,486	$5,991,476

Basic earnings per share	$0.12	$0.20	$0.12	$0.40

Diluted earnings per share	$0.12	$0.19	$0.12	$0.37

Basic weighted-average common
shares outstanding	15,000,000	15,000,000	15,000,000	15,000,000

Diluted weighted-average
common shares outstanding	15,612,928	16,106,439	15,896,488	16,129,638

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 (unaudited) and 2005 (unaudited)

	For the six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 1,829,485	$ 5,991,476
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	223,797	173,578
Provision for losses from EFL and loans
to be repurchased	464,541	(78,278)
Share based compensation expense	80,419	-
Options granted for consulting services	16,500	-
(Increase) decrease in
Mortgage loans held for sale (net)	(22,796,881)	50,417,820
Mortgage loans to be repurchased	(11,653,025)	457,443
Prepaid expenses	(228,193)	(209,524)
Other receivables & employee advances	206,040	37,216
Warehouse receivables	(2,517,060)	(5,170,707)
Deposits and other assets	(359,335)	(1,816)
Increase (decrease) in
Accounts and other payables	1,921,393	(30,891)
Obligation to repurchase mortgage loans	11,653,025	(457,443)
Accrued expenses	945,704	289,317
Income tax payable	(965,321)	(936,544)

Net cash provided by (used in) operating activities	(21,178,911)	50,481,647

Cash flows from investing activities
(Increase) decrease in restricted cash	168,021	877,400
Proceeds from sale of real estate owned	(1,063,191)	(607,192)
Purchase of property and equipment	(256,849)	(576,797)

Net cash provided by (used in) investing activities	(1,152,019)	(306,589)

Cash flows from financing activities
Warehouse lines of credit	20,477,168	(50,419,562)

Net cash provided by (used in) financing activities	20,477,168	(50,419,562)

Net increase (decrease) in cash and cash equivalents	(1,853,762)	(244,505)

Cash and cash equivalents, beginning of period	10,247,233	8,565,215

Cash and cash equivalents, end of period	$ 8,393,471	$ 8,320,710

Supplemental disclosures of cash flow information

Interest paid	$ 6,586	$ 11,301

Income taxes paid	$2,265,683	$4,885,000

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (unaudited)

NOTE 1 — ORGANIZATION AND LINE OF BUSINESS

      General

TMSF Holdings, Inc. and subsidiaries (the “Company”), is a financial holding company that previously operated as Little Creek, Inc. in November 2002. The Company acquired The Mortgage Store Financial, Inc. and changed its name to TMSF Holdings, Inc. Prior to the acquisition of The Mortgage Store Financial, Inc., Little Creek, Inc. did not have any significant operational activity. The Mortgage Store Financial, Inc. was incorporated on August 25, 1992. The Company (as defined in Note 2) is licensed by the California Department of Corporations and respective agencies in 35 other states. It is principally engaged in the origination and purchase of residential mortgage loans. Generally, such loans are subsequently sold to financial institutions or to other entities that sell such loans to investors as a part of secured investment packages. The Company has obtained approval from the Department of Housing and Urban Development to act as a non-supervised mortgagee.

In August 2003, the Company formed a new subsidiary, CPV Limited, Inc. The sole purpose of this subsidiary is to hold real estate properties repossessed by the Company.

In September 2005, the Company formed a new subsidiary, TMSF REIT, Inc. The purpose of this subsidiary was to become the new holding company of The Mortgage Store Financial, Inc. upon completion of the company’s plan of reorganization. TMSF REIT, Inc. has conducted no business to date other than that incident to facilitating the Reorganization. As a result of the unanimous decision of the company’s board of directors on August 4, 2006 to terminate the plan to reorganize as a REIT, TMSF REIT, Inc. will be dissolved.

On August 4, 2006 the company’s board of directors unanimously decided to terminate the plan to reorganize its business operations to allow it to qualify and elect to be taxed as a real estate investment trust, or a REIT effective August 3, 2006. The Board determined that because of unfavorable market conditions, the company will not be able to satisfy the conditions precedent to the consummation of the reorganization.

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

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnotes normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K, as filed with the SEC for the year ended December 31, 2005.

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

       Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the three months and six months ended June 30, 2006 and 2005 were $28,591 and $59,661, and $ 29,719 and $31,008 respectively.

       Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their carrying value on financial statements at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. At June 30, 2006 and December 31, 2005, the net deferred tax liability is a result of the use of differing depreciation methods between financial and tax reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

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

As of the three months and six months ended June 30, 2006 and 2005 the Company had potential common stock as follows:

	Three Months Ended June 30,
	2006			2005
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
Net earnings and basic
earnings per share	$ 1,821,816	15,000,000	$ 0.12	$ 3,020,715	15,000,000	$ 0.20
Effect of dilutive securities:
Dilutive stock options	-	612,928	-	-	1,106,439	-
Diluted earnings and
earnings per share	$ 1,821,816	15,612,928	$ 0.12	$ 3,020,715	16,106,439	$ 0.19

During the three months ended June 30, 2006 and 2005, stock options to purchase 453,000 shares and 0, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

	Six Months Ended June 30,
	2006			2005
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
Net earnings and basic
earnings per share	$ 1,829,486	15,000,000	$ 0.12	$ 5,991,476	15,000,000	$ 0.40
Effect of dilutive securities:
Dilutive stock options	-	896,488	-	-	1,129,638	-
Diluted earnings and
earnings per share	$ 1,829,486	15,896,488	$ 0.12	$ 5,991,476	16,129,638	$ 0.37

During the six months ended June 30, 2006 and 2005, stock options to purchase 235,000 shares and 0, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

       Stock-Based Compensation

       Information under FAS 123R for Periods Subsequent to January 1, 2006

At January 1, 2006, the Company had one stock-based employee compensation plan. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

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

Effective January 1, 2006, the Company adopted SFAS 123R, and selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, forfeitures, and expected dividends. The assumptions used to value options granted are as follows:

Three Months Ended June 30, 2006

Risk-free interest rate	4.3% - 5.0%
Expected term (in years)	1 - 10
Dividend yield	0.0%
Expected volatility	99.0% - 120.0%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the annualized weekly historical volatility of our stock price commensurate with the expected life of the option. For the period ended June 30, 2006, the expected term of the option is based on the vesting terms of the option and a contractual life of ten years using the simplified method calculation as defined by Staff Accounting Bulletin 107. Our analysis of stock price volatility and option lives involves management’s best estimates at the time of determination. SFAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company elected to adopt modified prospective application method and accordingly financial statements amounts from prior period presented in this form have not been restated.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Consolidated Statements of Income for the three months and six months ended June 30, 2006 using the Black-Scholes model:

	Three Months Ended June 30, 2006 (unaudited)	Six Months Ended June 30, 2006 (unaudited)

Employee stock-based compensation in:
Cost of sales	$ -	$ -
Sales and marketing expense	-	-
General and administrative	42,851	80,419
Total employee stock-based compensation in operating expenses	42,851	80,419
Total employee stock-based compensation	$ 42,851	$ 80,419

A summary of option activity under the Plan as of June 30, 2006 and changes during the six months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Average Contractual Term Remaining	Aggregate Intrinsic Value

Outstanding options at December 31, 2006	1,885,000	$ 1.19
Granted	125,000	2.76
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2006	2,010,000	$ 1.29
Granted	30,000	1.40
Exercised	-	-
Forfeited	(15,000)	2.53
Expired	(30,000)	1.25
Outstanding at June 30, 2006	1,995,000	$ 1.28	.88 - 9.63	$ 1,500,706
Exercisable at June 30, 2006	1,626,440	$ 1.04	.88 - 9.63	$ 652,801

The weighted average grant-date fair values of options granted during the six months ended June 30, 2006 were $2.83 per share. There were no options exercised for the three months ended June 30, 2006.

       Pro Forma Information under FAS 123 for Periods Prior to January 1, 2006

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Risk-free interest rate	2.1% - 4.3%	2.1% - 4.3%
Expected term (in years)	1 - 10	1 - 10
Dividend yield	0.0%	0.0%
Expected volatility	50.0% - 120.0%	50.0% - 120.0%

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

	Three Months Ended June 30, 2005 (unaudited)	Six Months Ended June 30, 2005 (unaudited)

Net income as reported:	$ 3,020,715	$ 5,991,475
Subtract: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax	(26,343)	(39,702)
Pro forma net income	$ 2,994,372	$ 5,951,773

Basic and diluted net income per share attributable to common shareholders
Basic - As reported	$ 0.20	$ 0.40
Basic - Pro forma	$ 0.20	$ 0.40
Diluted - As reported	$ 0.19	$ 0.37
Diluted - Pro forma	$ 0.19	$ 0.37

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

       Concentration of Credit Risk

At June 30, 2006 and December 31, 2005, the Company maintained cash balances with banks totaling $8,485,932 (unaudited) and $12,266,680 respectively, in excess of federally insured amounts of $100,000 per bank.

       Major Customers

During the three months and six months ended June 30, 2006 and 2005, the Company sold 26%, 21%, and 17%, and 29%, 19% and 14%, and 73%, 7%, and 7%, and 74%, 7%, and 6%, of its mortgage loans to three institutional investors.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees. ” SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Effective as of the first fiscal quarter of 2006, we adopted SFAS 123R using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R. As a result of adopting SFAS 123R, we recorded $42,851(unaudited) and $80,419 of stock-based compensation for the three and six months ended June 30, 2006.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a reserve for funding in excess of the warehouse’s advance limit. The Company does not have direct access to these funds. Such cash balances at June 30, 2006 and December 31, 2005 aggregated to $245,270 (unaudited) and $ 413,292 respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006 (unaudited)	December 31, 2005
Furniture and fixtures	$ 6,291	$ -
Office equipment	356,921	356,921
Computer equipment	1,251,133	1,092,976
Leasehold improvements	107,104	14,702

	1,721,449	1,464,599
Less accumulated depreciation and amortization	872,550	648,753

Total	$848,899	$815,846

Depreciation and amortization expense was $126,499 (unaudited) and $223,797 (unaudited), and $97,013 (unaudited) and $173,578 (unaudited) for the three months and six months ended June 30, 2006 and 2005 respectively.

NOTE 5 — WAREHOUSE LINES OF CREDIT

During February 2004, the Company secured a warehouse line of credit with a financial institution with a maximum purchase amount of $30,000,000. The credit facility is structured as a repurchase agreement whereby the financial institution may, at its sole discretion, purchase mortgage loans from the Company. During April 2005 and September 2005, the maximum purchase amount was increased to $75,000,000 and $100,000,000, respectively. In April 2006, this facility was further increased to $200,000,000. Under the term of this warehouse agreement, interest accrues at LIBOR plus a pricing spread between 1.00% and 1.375% per annum, which is dependent on the specific investor type and the mortgage loan category. This facility has a one year term and is renewable with the consent of both parties.

In addition, under the warehouse facility the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender. The Company shall ensure that at all times the balance in the cash account is no less than the greater of (a) $100,000 and (b) the aggregate of all cash amounts allocated for all mortgage loans originated on this line of credit. At June 30, 2006, the pledged amounts aggregated to $ 245,270 (unaudited).

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

In March 2004, the Company secured a committed warehouse line of credit with a second financial institution in the amount of $10,000,000. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest equal to 1 month LIBOR plus a margin between 1.75% and 2.25% per annum, dependent on the type of loan funded. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of June 30, 2006. This facility was subsequently reduced to $4,000,000 in August 2005.

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

As of June 30, 2006, this Early Purchase facility had a maximum purchase concentration of $300 million at any time. Upon purchase of loans by a Takeout investor the unused facility up to maximum concentration may be re-used by the Company to originate new loans. This Early Purchase agreement meets all criteria listed under FAS140 for the purpose of defining “transfer of financial assets”. As of June 30, 2006, $197,532,863 of the concentration limit was utilized. Management believes that for loans originated through this facility, the value of servicing rights for the short period prior to their sale to Takeout investors were not material to the financial statements as of June 30, 2006 and no corresponding asset has been recorded. In addition, this Early Purchase Facility has certain financial and non-financial covenants, one of which the Company must maintain a minimum tangible net-worth of $15 million. At June 30, 2006, Management believes the Company was in compliance with such covenants.

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

As of June 30, 2006, the Company had recorded as real estate owned, eight properties with a book value of $1,104,888 net of loss reserves of $417,602.

As of June 30, 2006, the Company was obligated to repurchase 103 loans with an aggregate balance of $21,724,235. As of the six months ended June 30, 2006 and the year ended December 31, 2005, the Company recorded a reserve on loans held for sale and mortgages to be repurchased of $1,269,939 (unaudited) and $1,189,000, respectively.

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

Subsequently, the City has agreed to exclude third party fees from gross receipts, and in principal to allow apportionment outside the City of Los Angeles. However, the apportionment process has not been finalized at this date. In order to stop the continued assessment of interest prior to finalization of the apportionment process, we paid $52,396 as of June 30, 2006.

       Operating Leases

The Company had leased its previous office facilities from a shareholder, which expired in November 2005 (see Note 9 – Related Party Transactions). In September 2005, the Company entered into a sublease agreement for its new corporate and administrative offices at a new location in Los Angeles, California, with lease payments commencing on December 1, 2005. The lease includes the usage of all furniture, fixtures, and equipment already existing in the leased premises. The lease will expire on May 31, 2007. Future minimum lease payments under this new non-cancelable operating lease as of June 30, 2006 is $560,329.

Future minimum lease payments under all of its operating leases, including the above and separate equipment leases, at June 30, 2006 were as follows:

Year Ending June 30,	Operating Lease
2006	$ 341,431
2007	321,789
2008	51,524
2009	34,092
2010	1,318
Total minimum lease payments	$ 750,154

NOTE 6 — COMMITMENTS AND CONTINGENCIES (Continued)

As of June 30, 2006, the Company was obligated to repurchase 103 loans with an aggregate balance of $21.7 million. As of March 31, 2006 the Company was obligated to repurchase 93 loans with aggregate balance of $21.5 million and as of December 31,2005 the Company was obligated to repurchase 45 loans with an aggregate balance of $10.0 million. As of June 30, 2006, March 31, 2006 and December 31, 2005, the Company recorded a reserve on loans held for sale and mortgages to be repurchased of $1.3 million (unaudited), $1.8 million (unaudited) and $1.2 million respectively. The secondary mortgage market tightened in the fourth quarter of 2005 and the first quarter of 2006. The mortgage banking industry as a whole experienced reduced pricing on the sales of their portfolios and increased scrutiny of compliance to the various normal and customary representations and warranties mortgage originators give the investment community in these agreements. As a result of certain breaches to the purchase agreements, investors requested the Company repurchase certain loans. The Company in many cases is given the option to indemnify the investor for any losses they may realize on the loans found to be subject to a repurchase request versus actually repurchasing the loan. As of June 30, 2006, March 31, 2006 and December 31, 2005 the Company had 45, 20 and 13 loans with aggregate balances of $11.4 million, $4.7 million and $3.2 million, respectively subject to indemnification agreements with the investors which are included in the repurchase request balances.

NOTE 7 — INCOME TAXES

The following table presents the current tax provision for federal and state income taxes for the six months ended June 30, 2006 and 2005, at an effective tax rate of 41.55%:

	2006 (unaudited)	2005 (unaudited)
Current
Federal	$ 984,587	$3,100,434
State	315,761	884,283

Total Provision for income taxes	$1,300,348	$3,984,717

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the three months ended June 30, 2006 and 2005:

	2006 (unaudited)	2005 (unaudited)

Federal tax on pretax income at statutory rates	$1,064,143	$3,391,905
State tax, net of federal benefit	208,402	583,627
Other	27,803	9,185

Total	$1,300,348	$3,984,717

NOTE 8 – STOCK OPTIONS

On April 15, 2005 and May 6, 2005, the Board of Directors of the Company resolved to grant to certain employees of The Mortgage Store Financial, Inc., a total of 340,500 options to purchase shares of the Company’s stock at an exercise price range of $2.00 — $2.35 per share, vesting over a period of five years, commencing in April 2006 and expiring in April 2015. The options are granted pursuant to the Company’s 2003 Employee Stock Option Plan and are subject to the vesting provisions provided for in the Plan. The fair value of the options was estimated at $682,654 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 4.26% to 4.28%, expected volatility of 120%, and a dividend yield of 0%.

NOTE 8 – STOCK OPTIONS (Continued)

In January 2006, the company had approved the issuance of stock options to an employee of The Mortgage Store Financial, Inc. The agreement granted the employee options to purchase 15,000 shares of common stock at an exercise price of $3.10 per share, vesting over a period of five years, commencing January 16, 2006, and expiring on January 16, 2016. The fair value of the options was estimated at $41,980 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.34%, expected volatility of 98%, and a dividend yield of 0%.

In February 2006, the company had approved the issuance of stock options to an executive of The Mortgage Store Financial, Inc. The agreement granted the employee options to purchase 110,000 shares of common stock at an exercise price of $2.71 per share, vesting over a period of five years, commencing February 15, 2006, and expiring on February 13, 2016. The fair value of the options was estimated at $269,526 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.61%, expected volatility of 98%, and a dividend yield of 0%.

In May 2006, the company had approved the issuance of stock options to its investor relations consultants. The agreement granted the firm options to purchase 30,000 shares of common stock at an exercise price of $1.40 per share, which was vested immediately, and expiring on May 18, 2007. The fair value of the options was estimated at $16,500 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.96%, expected volatility of 99%, and a dividend yield of 0%.

NOTE 9 — RELATED PARTY TRANSACTIONS

       Consulting Expenses

During the three and six months ended June 30, 2006 and 2005, the Company incurred $112,500, $225,000, and $112,500, and $307,000, respectively, for consulting expenses to companies owned by shareholders. The Company also incurred $90,000, $180,000, and $90,000, and $180,000, respectively, for consulting expenses to a relative of a shareholder during the three and six months ended June 30, 2006 and 2005. Furthermore, during the three and six months ended June 30, 2006 and 2005 the Company incurred consulting expenses of $15,000 and $25,000, and $10,000 and $20,000, respectively, to directors. The Company did not renew these consulting agreements effective January 1, 2006.

      Rent and Lease Expenses

The Company had leased its previous office facilities from a shareholder, which expired in November 2005. The Company presently operates in a new facility under a new sublease agreement with an outside party (see Note 6 – Commitments and Contingencies). Rent paid to the shareholder during the three months ended June 30, 2005 amounted to $425,049. In addition, the Company pays for certain vehicle operating expenses on behalf of certain officers. Lease payments made for these officers for the three months and six months ended June 30, 2006 and 2005 were $21,551 and $28,902, and $7,948 and $54,783, respectively.

      Mortgage Loans for Employees

During the normal course of its business the Company may provide mortgage loans to its employees and related parties at prevailing market rates. During the six months ended June 30, 2006 and 2005 the Company funded six mortgage loans totaling $1,048,705 and 40 mortgage loans totaling $6,923,600 for officers or executive employees of the Company, respectively. Of the loans funded by the Company for officers and executives, there were two loans totaling $105,600 and 15 loans totaling $2,357,200 held for sale at June 30, 2006 and 2005, respectively. All other loans were subsequently sold in the secondary market at comparable margins.

NOTE 10 – SHAREHOLDERS EQUITY

In May 2006, the company had approved the re-issuance of stock options to its investor relations firm. The agreement granted the firm options to purchase 30,000 shares of common stock at an exercise price of $1.40 per share, vested immediately, and expiring on May 18, 2007. The fair value of the options was estimated at $16,500 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.96%, expected volatility of 99%, and a dividend yield of 0%.

NOTE 11 – SUBSEQUENT EVENTS

       Termination of plan to reorganize as a REIT

On August 4, 2006 the Company’s board of directors unanimously decided to terminate the plan to reorganize its business operations to allow it to qualify and elect to be taxed as a real estate investment trust, or a REIT effective August 3, 2006. The Board determined that because of unfavorable market conditions, the Company will not be able to satisfy the conditions precedent to the consummation of the reorganization.

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

Financing, Revenues, and Interest Rate Management

Our business model relies primarily on our ability to originate mortgage loans and sell those loans on a servicing-released basis in the secondary mortgage market at prices that resulted in a competitive operating margin. Our primary components of revenue have been gain from the sale of loans, which is the excess of the sale price of the loan over its outstanding principal balance reduced by the direct costs of originating the loan, mortgage interest income, and loan origination fees.

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

Mortgage loans enter our integrated team origination process through our wholesale channel, which solicits business from mortgage brokers, and our retail channel, which markets directly to the general public. Our wholesale channel currently has approximately 6,000 approved brokers of which approximately 1,000 actively conducted business with us during the 6 months ended June 30, 2006. In the future, we intend to enter into loan purchase and sale agreements with mortgage bankers, banks, thrifts, and credit unions to sell residential mortgage loans to us through our wholesale channel. Unlike our mortgage brokers, these sellers, or correspondent lenders, will close their loans through their own financing. Our retail channel has over 28 loan officers that operate from our headquarters and four branch offices throughout California and Virginia. For the six months ended June 30, 2006 and June 30, 2005, we originated approximately $964.7 million and $836.8 million of mortgage loans, respectively, of which approximately 91.3% and 87.3%, respectively, were generated through our wholesale channel and approximately 8.7% and 12.7%, respectively were generated through our retail channel. For the three months ended June 30, 2006 and June 30, 2005, we originated approximately $595.3 million and $487.9 million of mortgage loans, respectively, of which approximately 92.9% and 86.4%, respectively, were generated through our wholesale channel and approximately 7.1% and 13.6%, respectively were generated through our retail channel. Over the past five calendar years our originations have grown at a compound annual rate of 61.0%.

Our business and profitability are sensitive to movements in interest rates. We believe that interest rates will continue to gradually increase over the course of this year, but we expect that they will remain low compared to historical levels.

The level of total origination activity in the mortgage industry at large, which includes both conforming and non-conforming mortgage loans has decreased as higher interest rates make home buying more costly for consumers and refinancing of existing mortgages less attractive to current borrowers; we expect this trend to continue for the foreseeable future. Our current business model contemplates growth, even in an increasing interest rate environment with declining originated volume for the industry, by capturing additional market share. We, however, expect that our volume growth will increase more slowly in a rising interest rate environment than in a declining interest rate environment. Our ongoing business strategy will be to continue to grow volume. We intend to do that by expending the geographical footprint of our sales organization into new territories, and to continue to expand our sales efforts in our current markets. We will greatly expand our sales presence in Mid-America and on the East Coast, as well as other Western markets we do not currently service.

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

Revenue Model

Primary Components of Revenues and Expenses in the Mortgage Loan Business

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

Termination of plan to reorganize as a REIT

On August 4, 2006 our board of directors unanimously decided to terminate the plan to reorganize our business operations to allow us to qualify and elect to be taxed as a real estate investment trust, or a REIT effective August 3, 2006. The Board determined that because of unfavorable market conditions, we will not be able to satisfy the conditions precedent to the consummation of the reorganization.

Historical Critical Accounting Policies

We established various accounting policies that apply accounting principles generally accepted in the United States of America in the preparation of its historical financial statements. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities or our results of operations, and we consider these to be critical accounting policies in our historical operation. The estimates and assumptions we used are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of June 30, 2006 was $970 thousand.

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

Provisions for Losses . We make market valuation adjustments on our loan portfolio quarterly. These adjustments are based upon our historic default rate applied against our gross originations. As of June 30, 2006, the reserve for losses on loans held for sale, which includes previously repurchased loans, loans sold which we are obligated to repurchase, and real estate owned was $1.7 million. Our estimate of expected losses could increase or decrease if our actual loss experience is different than originally estimated. Any increase in the provision for losses would adversely affect our results of operations.

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

Financial Highlights

Net Income. For the three months ended June 30, 2006 we had income of approximately $3.1 million before provision for income taxes compared to $5.0 million in the same period in 2005. The net income after provision for income tax for the three months ended June 30, 2006 was $1.8 million compared to $3.0 million for the same period in 2005. Net income after provision for income tax per common share for the three months ended June 30, 2006 was approximately $0.12 per common share compared to approximately $0.20 per common share in the comparable periods in 2005.

For the six months ended June 30, 2006 we had income of approximately $3.1 million before provision for income taxes compared to $10.0 million in the same periods in 2005. The net income after provision for income tax for the six months ended June 30, 2006 was $1.8 million compared to $6.0 million for the same period in 2005. Net income after provision for income tax per common share for the six months ended June 30, 2006 was approximately $0.12 per common share compared to approximately $0.40 per common share in the comparable period in 2005.

Loan originations. For the three months ended June 30, 2006 we funded $595.3 million of mortgage loans compared to $487.9 million for the comparable period of 2005. Purchase money mortgages accounted for approximately 57.1% of our originations during the three months ended June 30, 2006 compared to approximately 67.3% for the comparable period in 2005. Our wholesale channel, which originates loans through independent mortgage brokers, accounted for approximately 92.9% of our originations during the three months ended June 30, 2006 compared to approximately 86.4% for the comparable period of 2005.

For the six months ended June 30, 2006 we funded $964.7 million of mortgage loans compared to $836.8 million for the comparable period of 2005. Purchase money mortgages accounted for approximately 58.3% of our originations during the six months ended June 30, 2006 compared to approximately 68.3% for the comparable period in 2005. Our wholesale channel, which originates loans through independent mortgage brokers, accounted for approximately 91.3% of our originations during the six months ended June 30,2006 compared to approximately 87.3% for the comparable period of 2005.

During the six months ended June 30, 2006 and 2005 we originated mortgage loans in 36 and 37 states, respectively. Loans originated in California constituted approximately 69.1% and 63.2%, respectively, of our total mortgage loan originations during those periods.

Mortgage loan sales — cash income from sale . For the three months ended June 30, 2006 we sold approximately $542.5 million in loans compared to approximately $410.0 million during the comparable period in 2005. Our revenue from sales of loans was approximately $ 16.1 million during the three months ended June 30, 2006 compared to approximately $14.7 million for the comparable period in 2005. The weighted average premium collected from sales of loans during the three months ended June 301, 2006 was approximately 2.60% compared to approximately 3.27% for the same period in 2005. During the three months ended June 30, 2006 the rebate or yield spread premium paid to the loan originators was approximately 0.77% compared to approximately 0.78% for the same period in 2005.

For the six months ended June 30, 2006 we sold approximately $892.7 million in loans compared to approximately $749.6 million during the comparable period in 2005. Our revenue from sales of loans was approximately $25.8 million during the six months ended June 30, 2006 compared to approximately $28.9 million for the comparable period in 2005. The weighted average premium collected from sales of loans during the six months ended June 30, 2006 was approximately 2.52% compared to approximately 3.29% for the same period in 2005. During the six months ended June 30, 2006 the yield spread premium paid to the loan originators was approximately 0.73% compared to approximately 0.75% for the same period in 2005.

Our cash and cash equivalents at June 30, 2006 was approximately $8.4 million compared to approximately $8.3 million at June 30, 2005.

As of June 30, 2006, we had three warehouse facilities to fund our loan originations with two financial institutions for a total funding capacity of approximately $504 million. This included an early purchase facility with Washington Mutual with a maximum concentration amount of approximately $300 million. At June 30, 2006 the cost of borrowing on these warehouse facilities are a variable rate equal to one-month LIBOR plus a margin ranging between approximately 1.0% and approximately 5%.

Results of Operations

Results of operations for the three and six months ended June 30, 2006 compared to the same periods in 2005 (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income
Income from sale of mortgage loans	$16,084	$14,772	$25,821	$28,228
Mortgage interest income	5,215	3,870	8,818	7,290
Commission fee income	176	198	412	258

Total loan income	21,475	18,839	35,051	35,775

Costs of loan origination and sale of
mortgages

Commissions	4,726	3,471	7,174	6,152
Warehouse Interest expense	4,685	3,535	7,730	6,301
Appraisals	509	475	892	786
Credit reports	60	35	105	79
Warehouse fees	84	98	135	190
Provision for impairment of
mortgage loans	139	(340)	1,023	185
Other costs	9	31	33	92

Total costs of loan origination
and sale of mortgages	10,212	7,306	17,091	13,785

Gross profit	11,262	11,534	17,959	21,991

Operating expenses

Salaries	6,028	5,081	10,971	9,091
General and administrative	1,986	1,156	3,548	2,401
Occupancy	211	263	429	529

Total operating expenses	8,225	6,501	14,947	12,022
Income (loss) from operations	3,037	5,032	3,012	9,969

Other income (expense)
Interest income (expense)	41	39	90	46
Other income (expense)	27	-	27	-
Income (loss) on disposal of assets	-	(39)	-	(39)

Total other income	68	-	118	7

Income before provision
for income taxes	3,105	5,032	3,130	9,976

Provision for income taxes	1,283	2,011	1,300	3,985

Net income	$1,821	$3,021	$1,829	$5,991

Following table sets forth the results of operations as a percentage of revenue for the three and six months ended June 30, 2006 compared to the same periods in 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income
Income from sale of mortgage loans	74.9%	78.4%	73.7%	78.9%
Mortgage interest income	24.3%	20.5%	25.2%	20.4%
Commission fee income	0.8%	1.1%	1.2%	0.7%

Total loan income	100.0%	100.0%	100.0%	100.0%

Costs of loan origination and sale of
mortgages

Commissions	22.0%	18.4%	20.5%	17.2%
Warehouse Interest expense	21.8%	18.8%	22.1%	17.6%
Appraisals	2.4%	2.5%	2.5%	2.2%
Credit reports	0.3%	0.2%	0.3%	0.2%
Warehouse fees	0.4%	0.5%	0.4%	0.5%
Provision for impairment of
mortgage loans	0.7%	-1.8%	2.9%	0.5%
Other costs	0.0%	0.2%	0.1%	0.3%

Total costs of loan origination
and sale of mortgages	47.6%	38.8%	48.8%	38.5%

Gross profit	52.4%	61.2%	51.2%	61.5%

Operating expenses

Salaries	27.0%	27.2%	31.3%	25.4%
General and administrative	9.2%	6.1%	10.1%	6.7%
Occupancy	1.0%	1.4%	1.2%	1.5%

Total operating expenses	38.3%	34.5%	42.6%	33.6%
Income (loss) from operations	14.1%	26.7%	8.6%	27.9%

Other income (expense)
Interest income (expense)	0.2%	0.2%	0.3%	0.2%
Other income (expense)	0.1%	0.0%	0.1%	0.0%
Income (loss) on disposal of assets	0.0%	-0.2%	0.0%	-0.1%

Total other income	0.3%	0.0%	0.3%	0.1%

Income before provision
for income taxes	14.4%	26.7%	8.9%	27.9%

Provision for income taxes	6.0%	10.7%	3.7%	11.1%

Net income	8.4%	16.0%	5.2%	16.7%

Loan income

Total revenue . Total revenue increased 14.0% to $21.5 million for the three months ended June 30, 2006 from $18.8 million for the same period in 2005. The increase in total revenue is a function of a larger portfolio of loans sold in 2006 versus the same period in 2005.

Total revenue decreased 2.0% to $35.1 million for the six months ended June 30, 2006 from $35.8 million for the same period in 2005. The decrease in total revenue is a function of the reduced weighted average premium received on the sale of loans from 3.3% in 2005 to 2.5% for the same period in 2006 which offset the fact that the Company originated 14.0% more loans in the six months ended June 30, 2006 versus the same period in 2005.

Income from sales of loans . Income from sales of loans for the three months ended June 30, 2006 increased 8.9% to $16.1 million from $14.7 million for the same period in 2005. The weighted average premium for loan sales for the three months ended June 30, 2006 was 2.6% compared to 3.3% for the same period in 2005. The increase in income from loan sales was the result of a significantly larger portfolio of loans sold during the period which offset the lower weighted average premium received on the sale of loans.

Income from sales of loans for the six months ended June 30, 2006 decreased 8.5% to $25.8 million from $28.2 million for the same period in 2005. The weighted average premium for loan sales for six months ended June 30, 2006 was 2.5% compared to 3.3% for the same period in 2005 which is the primary reason for the decrease in income from sales of loans. Total loan sales increased 19.1% to $892.7 million for the six months ended June 30, 2006 compared to $749.6 million for the same period in 2005.

Mortgage interest income . Mortgage interest income increased 34.8% to $5.2 million for the three months ended June 30, 2006 from $3.9 million for the same period in 2005. The increase in interest income was due primarily to a higher average loan balance for loans originated in 2006 compared to 2005 as well as higher coupon rates charged to borrowers.

For the six months ended June 30, 2006 mortgage interest income increased 21.0% to $8.8 million from $7.3 million for the same period in 2005. The increase in interest income was due primarily to a higher average loan balance for loans originated in 2006 compared to 2005 as well as higher coupon rates charged to borrowers.

Commission fee income . We earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans that our loan officers originate are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income for the three months ended June 30, 2006 was $176 thousand compared to $198 thousand for the same period in 2005. Commission fee income for the six months ended June 30, 2006 was $412 thousand compared to $258 thousand for the same period in 2005. The increase was a result of the Company brokering slightly more loans in 2006 versus the same periods in 2005.

Cost of loan originations and sales of mortgages

Total Cost of Loan Originations and Sale of Mortgages. Total cost of originations and loan sales increased 39.8% to $10.2 million for the three months ended June 30, 2006 from $7.3 million for three months ended June 30, 2005. The increase was primarily a result of the costs associated with holding a higher average loan balance and a related rise in interest rates on warehouse borrowing, and, higher commission costs as the Company implemented a new commission structure. Although the new commission structure is initially more costly, the Company anticipates savings as originations increase. Total cost of originations as a percentage of total revenue also increased to 47.6% for the three months ended June 30, 2006 compared to 38.8% for the same period in 2005. This increase was primarily due to increased loan warehouse interest expense and higher commission costs.

The total cost of originations and loan sales for the six months ended June 30, 2006 increased 24.0% to $17.1 million from $13.8 million for six months ended June 30, 2005. The increase was primarily a result of the costs associated with holding a higher average loan balance and a related rise in interest rates on warehouse borrowing, and, higher commission costs. Total cost of originations as a percentage of total revenue also increased to 48.8% for the six months ended June 30, 2006 compared to 38.5% for the same period in 2005. This increase was primarily due to increased loan warehouse interest expense and higher commission costs.

Commission Expense . Commission expense for mortgage loans sold during the three months ended June 30, 2006 increased 36.2% to $4.7 million from $3.5 million for the three months ended June 30, 2005. This increase was primarily due to a change in the commission structure we pay loan officers and a significant increase in originations versus the same period last year. Commission expense for the three months ended June 30, 2006 as a percentage of revenue increased to 22% compared to 18.4% for the same period in 2005 primarily due to an increase in commissions due to a new commission structure implemented by the Company.

Commission expense for mortgage loans sold during the six months ended June 30, 2006 increased 16.6% to $7.2 million from $6.2 million for the six months ended June 30, 2005. This increase was primarily due to a change in the commission structure we pay loan officers and an increase in originations. Commission expense for the six months ended June 30, 2006 as a percentage of revenue increased to 20.5% compared to 17.2% for the same period in 2005 primarily due to higher commissions as a result of a newly implemented commission structure.

Warehouse interest expense . Interest expense for the three months ended June 30, 2006 increased 32.5% to $4.7 million from $3.5 million for the same period in 2005. The increase in interest expense was primarily due to higher interest rates and a higher average loan balance on loans closed. The weighted average number of days we held loans before sale during the three months ended June 30, 2006 and 2005 was 53 and 49 days, respectively.

Interest expense for the six months ended June 30, 2006 increased 22.7 % to $7.7 million from $6.3 million for the same period in 2005. The increase in interest expense was primarily due to higher interest rates and a higher loan balance on loans closed. The weighted average number of days we held loans before sale during the six months ended June 30, 2006 and 2005 was 55 and 49 days, respectively.

Reserve for impairment of loans. At June 30, 2006, there were 103 loans with an aggregate principal balance of $21.7 million that we had been requested to repurchase for the most part as a result of early payment defaults compared to 42 loans with an aggregate principal balance of $7.3 million at June 30, 2005. During the six months ended June 30, 2006 we made provisions of $ 1.0 million for losses for impairment of loans held for sale, REO, and loans we were obligated to repurchase, compared to $185 thousand for the same period in 2005.

Other closing expenses. Other closing expenses related to the closing of loans, including credit check expenses, appraisal and appraisal review fees and other closing expenses was $0.7 million and $0.6 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005 other closing expense was $1.2 million and $1.1 million, respectively.

Operating expenses

Total expenses. Total operating expenses increased 26.5% to $8.2 million for the three months ended June 30, 2006 compared to $6.5 million for the three months ended June 30, 2005. The increase was primarily the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with carrying a higher average mortgage loan balance and in the number of employees.

Total operating expenses increased 24.2% to $14.9 million for the six months ended June 30, 2006 compared to $12.0 million for the six months ended June 30, 2005. The increase was primarily the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with carrying a higher average mortgage loan balance and in the number of employees.

Salaries and wages. Salaries and wages increased 18.6% to $6.0 million for the three months ended June 30, 2006 from $5.1 million for the three months ended June 30, 2005. The increase was due primarily to growth in the number of our employees and increased employee benefit costs.

Salaries and wages increased 20.7% to $11.0 million for the six months ended June 30, 2006 from $9.1 million for the six months ended June 30, 2005. The increase was due primarily to growth in the number of our employees and increased employee benefit costs.

Occupancy. Occupancy expense decreased 19.8% to $211 thousand for the three months ended June 30, 2006 from $263 thousand for the same period in 2005. The decrease resulted primarily from a lower average rent charge per square foot on the Company’s new office space. In November 2005 the Company moved to a new larger office space in Los Angeles.

Occupancy expense decreased 19.0% to $ 429 thousand for the six months ended June 30, 2006 from $529 thousand for the same period in 2005. The decrease resulted primarily from a lower average rent charge per square foot on the Company’s new office space. In November 2005 the Company moved to a new larger office space in Los Angeles.

General and administrative . General and administrative expenses increased 71.8% to $2.0 million for the three months ended June 30, 2006 from $1.2 million for the three months ended June 30, 2005. The increases were due primarily to an increase in equipment and software maintenance costs attributed to new accounting and loan tracking software purchases, higher accounting and auditing fees, increased marketing expenses, and an increase in the number of employees.

General and administrative expenses increased 47.8% to $3.5 million for the six months ended June 30, 2006 from $2.4 million for the six months ended June 30, 2005. The increases were due primarily to an increase in equipment and software maintenance costs attributed to new accounting and loan tracking software purchases, higher accounting and audit fees, increased marketing expenses, and an increase in the number of employees.

Provision for income tax. Provision for income tax decreased to $1.3 million for the three months ended June 30, 2006 from $2.0 million for the three months ended June 30, 2005. This decrease was primarily a result of a decrease in our income before taxes to $3.1 million for the three months ended June 30, 2006 from $5.0 million for the three months ended June 30, 2005.

Provision for income tax decreased to $1.3 million for the six months ended June 30, 2006 from $4.0 million for the six months ended June 30, 2005. This decrease was primarily a result of a decrease in our income before taxes to $3.1 million for the six months ended June 30, 2006 from $10.0 million for the six months ended June 30, 2005.

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

	Three months ended June 30,
	2006	2005
	(dollars in millions)
Loans originated for sale	$595.3	$487.9
Proceeds from sales	542.5	410.0

Net cash provided by (used in) operations	$ 10.7	$ 19.7

	Six months ended June 30,
	2006	2005
	(dollars in millions)
Loans originated for sale	$964.7	$836.8
Proceeds from sales	892.7	749.6

Net cash provided by (used in) operations	$ (21.2)	$ 50.5

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

Warehouse and Repurchase Facilities

As of June 30, 2006, we had three warehouse facilities with two financial institutions. After funding the loans, we typically sell our mortgage loans within 30 to 60 days of origination and pay off the warehouse facilities with the sale proceeds.

One of our warehouse facilities is structured as a repurchase agreement, where the financial institution will provide the funds for origination of loans and will hold (warehouse) the collateral until we repurchase the loans to sell them to a buyer. Under the terms of such agreement, the buyer of the loan (take-out investor) would send the proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us. The other warehouse facilities are uncommitted lines, meaning the financial institutions, or lenders, are not obligated to fund up to the maximum uncommitted amount. All of our current warehouse facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received all of the related loan documents. Additionally, our current warehouse facilities contain sub-limits for particular product types, collateral types, delinquency, aging, and other limitations. Our warehouse facilities are secured by the loans we originate. Although all of our warehouse facilities mature in the next twelve months, we expect to renew and extend the maturity of our warehouse facilities in the ordinary course of business. Our warehouse facilities bear interest at a spread over one month LIBOR, which was 5.33% as of June 30, 2006. The following is a summary by lender as of June 30, 2006.

	Committed Amount	Uncommitted Amount	Total Facility Amount	Maximum Portion Available for Wet Funding	Outstanding Principal Balance(3)	Expiration Date
	(dollars in thousands)
Warehouse Lender
Lehman Brothers Bank, FSB	200,000	0	200,000	20,000	79,397	April 7, 2007
Washington Mutual Bank, FA (1)	4,000	0	4,000	1,400	466	August 1, 2006
Washington Mutual Bank, FA (2)	300,000	0	300,000	140,000	197,533	August 1, 2006

Total	$504,000	$0	$504,000	$161,400	$227,396

_________________

(1)  Warehousing Credit and Security Agreement
(2)  Early Purchase Facility
(3)  As of June 30, 2006

Lehman Brothers Repurchase Facility. We have a repurchase facility with Lehman Brothers Bank, FSB. As of June 30, 2006, the repurchase facility had a maximum uncommitment of $200 million. This facility has a one year term. This facility has a cost of borrowing equal to the one-month LIBOR rate plus a spread between 1.0% and 1.375 % excluding aging related increases. As of June 30, 2006, we had an outstanding balance of $79.4 million on this facility.

Washington Mutual Warehouse Facility. We have a $4 million revolving credit facility with Washington Mutual. The cost of borrowing under this agreement is equal to one-month LIBOR plus a spread between 1.0% and 1.25% based on type of loan and period of time for which the loan is subject to the facility. As of June 30, 2006, we had an outstanding balance of $ 0.5 million on this facility.

Washington Mutual Early Purchase Facility. We have an early purchase facility with Washington Mutual pursuant to which certain qualifying loans are acquired by Washington Mutual immediately upon origination. Under terms of this purchase agreement we retain the right to service the mortgage loans. As a condition of the acquisition of a mortgage loan by Washington Mutual, we assign to Washington Mutual the related commitment by a “takeout buyer” to purchase the mortgage loan on a servicing released basis at a specified future date within 90 days of origination. Under this facility, the acquisition price for a mortgage loan is the lesser of 98% of the related takeout buyer’s purchase price or the original principal balance of the loan. If loans purchased under this facility are not sold to the take-out investor within 90 days they become “Aged” and are subject to revaluation of the acquisition price. After an additional 90 days the loans become defective and the Company is required to repurchase them. Loan financings under this facility meet the criteria under FASB Statement No. 140 for the “transfer of financial assets” and therefore are accounted for as sales. Accordingly, the loans are not reflected on our balance sheet. Upon receipt of funds from a takeout buyer, Washington Mutual releases its interest in the related loan and transfers excess funds related to the servicing right to us. Loans for which a commitment from a takeout buyer is not obtained within 90 days are transferred to our other warehouse facility with Washington Mutual described above. At June 30, 2006, this early purchase facility had a maximum revolving purchase commitment of $300 million. As of June 30, 2006, we had utilized $197.5 million of this facility’s maximum concentration. The mortgage interest income from loans originated through this facility from the time of funding to the date of their sale to a takeout buyer was not material to the financial statements as of June 30, 2006 and therefore no asset or non-cash revenue has been recognized.

Our warehouse facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of June 30, 2006 we were in compliance with the covenants of our warehouse facilities.

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

Off-Balance Sheet Arrangements

In July 2004, we entered into an early purchase facility with Washington Mutual where qualifying loans are purchased by Washington Mutual immediately upon funding, provided that we retain the right to service and resell the loans to a takeout buyer for a period of 90 days. Loan originations under provisions of this facility are recognized as sales of loans and are not reflected on our balance sheet. For loans that we originate through this facility, we recognize the origination fee and other lender fees at the time of funding and all corresponding commissions and fees to be paid are recognized immediately. If a loan is not purchased by a takeout buyer within 90 days of the sale under the early purchase facility, we are required to repurchase those loans and the loans are put back on our balance sheet. As of June 30, 2006, loans with an aggregate principal balance of $197.5 million were subject to this off-balance sheet arrangement. Based on historical experience, total mortgage loans repurchased pursuant to a breach of this takeout buyer requirement would not have a material impact to our statements of operation, and therefore have not been accrued for as a liability on our consolidated balance sheets. If we were to breach the takeout buyer requirement and did not have sufficient funds to repurchase the related loans under this facility, that breach might trigger cross-defaults in our other warehouse facilities and have a material adverse effect on our business. In addition, if loan originations under provisions of this facility are not recognized as sales of loans and are required to be reflected on our balance sheet, we may breach financial covenants triggering defaults under our warehouse facilities which may have a material adverse effect on our business. Moreover, failure to obtain sales treatment under this facility may require us to restate our prior financial statements which may have a material adverse effect on our business.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of June 30, 2006.

	Payments Due by Period (dollars in thousands)
	Total (unaudited)	Less than one year (unaudited)	One to three years	Three to five years	After five years
Warehouse facility - line of credit	$ 466	$ 466	-	-	-
Warehouse facility - repurchase agreements	79,397	79,397	-	-	-
Warehouse facility - future interest obligation	3,001	3,001	-	-	-
Operating leases	750	341	409	-	-
Total contractual obligations	$83,614	$83,205	409	-	-

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

The following table summarizes the outstanding obligations to repurchase loans and loss reserves at respective dates.

	Obligations to Repurchase Loans
	(dollars in thousands)
	June 30, 2006 (unaudited)	December 31, 2005
Obligation to repurchase	21,724	10,071

Loss reserve for mortgage loans to be repurchased and loans held for sale	1,270	1,189

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

Newly Issued Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation, FIN, No. 47, Accounting for Conditional Asset Retirement Obligations . FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations , refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on our financial statements.

In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005, or December 31, 2005 for small business issuers. As a result, we adopted SFAS No. 123(R) during the first quarter of 2006.

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, Accounting Changes , and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

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

Our ability to fund our mortgage loans depends to a large extent upon our ability to secure warehouse financing on acceptable terms. The Mortgage Store currently funds the mortgage loans it originates through warehouse facilities under which it is the borrower. We can provide no assurance that we will be successful in establishing sufficient warehouse facilities either by increasing the amounts available under existing warehouse facilities or by the addition of new warehouse facilities. Pending the securitization of a pool of mortgage loans, if any, or other sale thereof, we will fund the origination of our mortgage loans through borrowings from warehouse facilities. The majority of The Mortgage Store’s current warehouse facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loans documents. Substantially all of our mortgage loans are initially “wet” funded. As of June 30, 2006, the aggregate amount of funds available to “wet” fund loans under the warehouse facilities was $161.4 million.

As of June 30, 2006, we financed substantially all of our existing loans through three warehouse facilities with two financial institutions. Each of our existing warehouse facilities is renewable for one-year terms. Because our warehouse facilities are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales and our portfolio of mortgage loans.

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
  reduce liquidity below certain levels;
  grant liens, incur operating losses for more than a specified period o enter into transactions with affiliates; and
  hold mortgage loans for longer than established time periods.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may significantly harm our business, financial condition, liquidity and results of operations.

In the future, we expect to securitize, our mortgage loans to generate stable cash flow which may not be successful.

In the future, we expect to securitize our mortgage loans to generate cash proceeds for repayment of our warehouse facilities, to originate additional mortgage loans and to make distributions to our stockholders. We, however, have no experience in securitizing mortgage loans. Accordingly, we cannot assure you that we will be successful in securitizing a substantial portion of the mortgage loans we originate. In addition, even if we are successful in launching a securitization program, we cannot assure you that the securitization market will continue to be available to us on favorable terms. Also, many of our whole-loan buyers purchase our mortgage loans intending to securitize them. The securitization market is dependent upon a number of factors, including economic conditions in the securities markets generally and more specifically, conditions in the asset-backed securities market. A decline in the securitization market or a change in the market’s demand for our loans could harm our results of operations, financial condition, and business. If it is not possible or economical for us to complete the securitization of a substantial portion of our mortgage loans, we may be unable or limited in our ability to pay down our warehouse facilities and originate future mortgage loans and may need to liquidate mortgage loans under adverse circumstances, which would have a material adverse effect on our results of operations, financial condition, liquidity, and business.

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

Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the six months ended June 30, 2006 and the years ended December 31, 2005, 2004, and 2003 approximately 69.1%, 64.2%, 71.4%, and 91.4% by loan amount respectively, of the loans we originated were collateralized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or wildfire, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans or cause losses in our investment portfolio, and significantly harm our business, financial condition, liquidity and results of operations.

The residential mortgage origination business is a cyclical industry, is currently at a relatively high level and is expected to decline in subsequent years, which could reduce our current levels of loan origination and our ability to generate net income in the future.

The residential mortgage origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. While the residential mortgage industry has experienced rapid growth over the past several years largely due to historically low interest rates, the volume of total origination activities in the mortgage industry has decreased due to a rising interest rate environment; we expect this trend to continue for the foreseeable future. During periods of rising interest rates, rate and term refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Our historical performance may not be indicative of results in a rising interest rate environment, and our results of operations may be materially adversely affected if interest rates rise. In addition, our recent and rapid growth may distort some of our ratios and financial statistics and may make period-to-period comparisons difficult. For these reasons, among other factors, our historical performance and operating and origination data may be of little relevance in predicting our future performance.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational, and financial infrastructure. As of June 30, 2006 and December 31, 2005, we had 284 and 235 salaried employees, respectively, in addition to 64 and 76 commission-based employees, respectively. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. As a result of these pressures, we cannot assure you that we will be able to:

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

We depend upon our wholesale account executives, Broker Account Mangers (“BAM”s) and retail mortgage loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers, and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers, account executives, and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves our company there is an increased likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. We cannot guarantee that we will be able to attract or retain qualified personnel at reasonable costs or at all. If we are unable to attract or retain a sufficient number of skilled executive officers, account executives, or loan officers, we will be unable to effectuate our business strategy.

If we are unable to maintain and expand our network of independent brokers, our loan origination business will decrease.

A significant majority of our originations of mortgage loans come from independent brokers. For the six months ended June 30, 2006, approximately 1000 brokers, from a list of over 6,000 approved brokers, submitted loans to us; no broker represented more than 4% of our loan originations, during the six months ended June 30, 2006. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity, and results of operations.

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

Our operations.Our operations, as a mortgage loan originator, and as an investor in mortgage loans, may be adversely affected by rising and falling interest rates. While interest rates have been low over the past few years, we are in a rising interest rate environment. Increases in interest rates had and may continue to discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. These effects had decreased the amount of mortgages available to be acquired or originated by our mortgage operations at favorable spreads or prices which has had an adverse effect on our operating results; this trend may continue in the future. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-term fixed interest rates. Increased loan prepayments could lead to a reduction in the number of loans in our long-term mortgage portfolio and reduce our net interest income. Rising interest rates may also increase delinquencies, foreclosures and losses on our adjustable rate mortgages.

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

Net interest income. The interest payable on the floating-rate mortgage-backed securities we issue in securitizations generally will adjust monthly and will be based on shorter term floating interest rates, while the interest income we receive from our mortgage loans generally will either be fixed, adjust less frequently than monthly or be subject to caps on the rates the borrowers pay. Accordingly, when interest rates rise, the interest rates that we pay to finance our mortgage loan originations may rise faster than the interest rates on our mortgage loans, which could cause the net interest income generated by our mortgage loan portfolio to decrease.

Additionally, the rates paid on our borrowings and the rates received on our assets may be based upon different indices. Our mortgage portfolio held for sale at any given time may include mortgages that are six-month LIBOR and one-to-seven year LIBOR hybrid ARMs. These are mortgages with fixed interest rates for an initial period of time, after which they begin bearing interest based upon short-term interest rate indices and adjust periodically. We generally fund mortgages with adjustable interest rate borrowings having interest rates that are indexed to short-term interest rates and adjust periodically at various intervals. To the extent that there is an increase in the interest rate index used to determine our adjustable interest rate borrowings and that increase is not offset by a corresponding increase in the rates at which interest accrues on our assets or by various cash payments on interest rate derivatives that we have in place at any given time, our net earnings will decrease or become a loss.

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

We believe the risks associated with our business will be more acute during periods of declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing homes to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings. Furthermore, declining real estate values will likely reduce our volume of cash-out refinancings and debt consolidation loans as the level of home equity available to secure such loans will be reduced. A cash-out refinancing occurs when a borrower obtains a new mortgage loan in an amount that exceeds the existing balance on the current mortgage in order to refinance the original mortgage and receive additional cash for other uses such as paying down or off consumer debt with a higher interest rate than on the mortgage loan. For the six months ended June 30, 2006 and the year ended December 31, 2005, approximately 35.6% and 33.4% of our loan originations were cash-out refinancings and debt consolidation loans. In addition, declining real estate values significantly increase the likelihood that we will incur increased foreclosures and losses on our loans in the event of default. Therefore, any sustained period of declining real estate values could adversely affect both our net interest income from loans in our portfolio, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to you.

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
  individual and class action lawsuits; o administrative enforcement actions;
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

Under the Servicemembers Civil Relief Act, which re-enacted in 2003 the Soldiers' and Sailors' Civil Relief Act of 1940, a borrower who enters military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, during the period of the borrower’s active duty status. This act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. The recent significant mobilization by the U.S. Armed Forces could increase the number of our borrowers who are subject to this Act, thereby reducing our cash flow and the interest payments collected from those borrowers, and in the event of default, delaying or preventing it from exercising the remedies for default that otherwise would be available to us.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates may affect our gain (loss) from sales of mortgage loans held for sale and the fair value of our mortgage-related securities and related derivatives when we begin to securitize our mortgage loans. As of June 30, 2006 we held $57.9 million in loans that had not been committed for sale at the time. Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

The following table summarizes impact of -100 basis points (bps), -50 bps, +50 bps and +100 bps change in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from uncommitted loans.

Change in Interest Rate (bps)	-100	-50	0	50	100

Change in Revenue from sale of Uncommitted Loans ($ 000s)	1,448	724	0	-724	-1,448

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

  selling newly originated whole loans or anticipated whole loan originations into the secondary markets on a frequent basis;
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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2006, we conducted an evaluation, with the participation of our Chief Financial Officer and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, , to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2006, our disclosure controls and procedures were not effective:

      1. Adequate Personnel. We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of our operations and transactions and with previous experience with computer software conversions. The Company did not maintain effective controls to ensure there is adequate monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with GAAP. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-Q for the quarter ended June 30, 2006. Management evaluated, in the third quarter of 2006 and as of June 30, 2006, the impact of our lack of sufficient finance and accounting personnel on our assessment of our disclosure controls and procedures and concluded, in the third quarter of 2006 and as of June 30, 2006, that the control deficiency that resulted in our lack of sufficient personnel represented a material weakness.

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
August 15, 2006