Form 10-Q
period 2006-09-30
TMSF HOLDINGS INC
filed 2006-11-14
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

                    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  | No |X|

The number of shares of Common Stock outstanding as of  November 14, 2006: 15,000,000

		Pa	ge
		Nu	mber
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of September 30, 2006 (unaudited)
	and December 31, 2005		1

	Consolidated Statements of Operations for the three months and nine months
	ended September 30, 2006 (unaudited) and 2005 (unaudited)		2

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2006 (unaudited) and 2005 (unaudited)		3

	Notes to the Consolidated Financial Statements (unaudited)		4

Item 2	Management Discussion and Analysis of Financial Condition
	and Results of Operations		17

Item 3	Quantitative and Qualitative Disclosers
	About Market Risk		59

Item 4	Controls and Procedures		61

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		63

Item 1A	Risk Factors		63

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		63

Item 3	Defaults Upon Senior Securities		63

Item 4	Submission of Matters to a Vote of Securities Holders		63

Item 5	Other Information		63

Item 6	Exhibits		63

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2006 (unaudited) and December 31, 2005

ASSETS
	September 30,	December 31,
	2006	2005
	(Unaudited)
Current assets
Cash and cash equivalents	$ 12,479,255	$ 10,247,233
Mortgage loans held for sale	73,157,825	65,693,818
Mortgage loans to be repurchased	34,471,007	10,071,210
Reserve for impairment of mortgage loans	(2,393,433)	(1,189,000)
Prepaid expenses	390,720	274,538
Warehouse receivables	5,894,062	6,603,235
Other receivables and employee advances
(net of $208,125 & $0, respectively, allowance for bad debts)	305,500	528,149
Income tax receivable	525,036	525,036
Deferred tax asset - current	1,977,807	970,341

Total current assets	126,807,779	93,724,560

Restricted cash	230,570	413,292
Real estate owned (net of loss reserves of $1,121,969 & $34,000, respectively)	4,131,031	425,299
Property and equipment, (net of accumulated depreciation of
$1,004,609 & $648,753, respectively)	967,632	815,846
Deposits and other assets	516,164	283,245

Total assets	$132,653,176	$95,662,242

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Warehouse lines of credit	$ 63,733,977	$ 59,385,101
Obligation to repurchase mortgage loans	34,471,007	10,071,210
Accounts and other payables	5,047,790	2,273,369
Accrued expenses	1,518,203	416,994
Accrued income taxes	988,170	-

Total current liabilities	105,759,147	72,146,674

Long Term Liabilities
Deferred tax liability	17,678	4,269

Total Liabilities	105,776,825	72,150,943

Shareholders' equity
Preferred stock, $0.001 par value
100,000 shares authorized
no shares issued and outstanding	-	-
Common stock, $0.001 par value
30,000,000 shares authorized
15,000,000 shares
issued and outstanding	15,000	15,000
Additional paid-in capital	3,220,395	3,078,682
Retained earnings	23,640,956	20,417,617

Total shareholders' equity	26,876,351	23,511,298

Total liabilities and shareholders' equity	$ 132,653,176	$ 95,662,242

        The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2006 (unaudited) and 2005 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income
Income from sale of mortgage loans	$18,729,805	$15,346,198	$44,550,511	$43,334,327
Mortgage interest income	4,907,295	4,828,638	13,725,611	12,118,898
Commission fee income	203,878	134,261	615,702	391,953

Total loan income	23,840,978	20,309,097	58,891,824	55,845,178

Costs of loan origination and sale of
mortgages

Commissions	5,015,233	3,335,278	12,189,243	9,247,419
Warehouse Interest expense	4,816,516	3,454,904	12,546,424	9,756,263
Appraisals	605,676	496,566	1,497,386	1,282,348
Credit reports	54,130	65,692	159,378	144,535
Warehouse fees	83,110	95,875	218,192	286,093
Provision for impairment of
mortgage loans	2,829,450	402,650	3,852,101	587,522
Other costs	42,913	31,950	75,737	124,022

Total costs of loan origination
and sale of mortgages	13,447,028	7,882,915	30,538,461	21,428,202

Gross profit	10,393,950	12,426,182	28,353,363	34,416,976

Operating expenses

Salaries	6,127,719	5,018,385	17,098,584	14,109,773
General and administrative	1,721,823	1,919,217	5,269,526	4,320,539
Occupancy	213,398	263,644	642,011	792,627

Total operating expenses	8,062,940	7,201,246	23,010,121	19,222,939
Income (loss) from operations	2,331,010	5,224,936	5,343,242	15,194,037

Other income (expense)
Interest income (expense)	74,059	43,311	163,971	89,742
Other income (expense)	(20,345)	-	7,129	-
Income (loss) on disposal of assets	12,898	48,805	13,111	9,465

Total other income	66,612	92,116	184,211	99,206

Income before provision
for income taxes	2,397,622	5,317,052	5,527,453	15,293,244

Provision for income taxes	1,003,768	2,133,533	2,304,116	6,118,250

Net income	$1,393,854	$3,183,519	$3,223,337	$9,174,994

Basic earnings per share	$0.09	$0.21	$0.21	$0.61

Diluted earnings per share	$0.09	$0.20	$0.20	$0.57

Basic weighted-average common
shares outstanding	15,000,000	15,000,000	15,000,000	15,000,000

Diluted weighted-average
common shares outstanding	15,280,753	16,164,028	15,748,046	16,138,889

The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 (unaudited) and 2005 (unaudited)

	For the nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$ 3,223,339	$ 9,174,994
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	355,856	286,999
Provision for impairment of
mortgage loans	2,292,402	324,372
Share based compensation expense	125,213	-
Options granted for consulting services	16,500	-
Bad debts expense	208,125	-
Income from the disposal of assets	(13,111)	-
(Increase) decrease in
Mortgage loans held for sale (net)	(7,464,007)	45,926,152
Mortgage loans to be repurchased	(24,399,797)	(1,807,437)
Prepaid expenses	(116,182)	(167,342)
Other receivables & employee advances	14,524	(29,540)
Warehouse receivables	709,173	(4,667,740)
Deposits and other assets	(232,919)	(114,426)
Deferred tax asset - current	(1,007,466)	-
Increase (decrease) in
Accounts and other payables	2,774,421	615,849
Obligation to repurchase mortgage loans	24,399,797	1,807,437
Accrued expenses	1,101,210	296,468
Income tax payable	988,170	(1,023,156)
Deferred tax liability - non current	13,409	-

Net cash provided by operating activities	2,988,657	49,390,932

Cash flows from investing activities
Decrease in restricted cash	182,721	886,943
Payments on real estate owned	(4,780,590)	(459,299)
Purchase of property and equipment	(507,642)	(989,549)

Net cash used in investing activities	(5,105,511)	(561,905)

Cash flows from financing activities
Warehouse lines of credit	4,348,876	(46,570,617)

Net cash provided by (used in) financing activities	4,348,876	(46,570,617)

Net increase in cash and cash equivalents	2,232,022	2,258,410

Cash and cash equivalents, beginning of period	10,247,233	8,565,215

Cash and cash equivalents, end of period	$ 12,479,255	$ 10,823,625

Supplemental disclosures of cash flow information

Interest paid	$ 5,240	$ 11,301

Income taxes paid	$3,794,052	$7,132,849

The accompanying notes are an integral part of these financial statements.

NOTE 1 — ORGANIZATION AND LINE OF BUSINESS

General

TMSF Holdings, Inc. and subsidiaries (the “Company’) is a financial holding company that previously operated as Little Creek, Inc. in November 2002. The Company acquired The Mortgage Store Financial, Inc. and changed its name to TMSF Holdings, Inc. Prior to the acquisition of The Mortgage Store Financial, Inc., Little Creek, Inc. did not have any significant operational activity. The Mortgage Store Financial, Inc. was incorporated on August 25, 1992. The Company (as defined in Note 2) is licensed by the California Department of Corporations and respective agencies in 35 other states. It is principally engaged in the origination and purchase of residential mortgage loans. Generally, such loans are subsequently sold to financial institutions or to other entities that sell such loans to investors as a part of secured investment packages. The Company has obtained approval from the Department of Housing and Urban Development to act as a non-supervised mortgagee.

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

On August 4, 2006 the Company’s board of directors unanimously decided to terminate the plan to reorganize its business operations to allow it to qualify and elect to be taxed as a real estate investment trust, or a REIT, effective August 3, 2006. The Board determined that because of unfavorable market conditions, the Company will not be able to satisfy the conditions precedent to the consummation of the reorganization.

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

Principles of Consolidation

The consolidated financial statements include the accounts of TMSF Holdings, Inc. and its wholly owned subsidiaries, The Mortgage Store Financial, Inc., CPV Limited, Inc., and TMSF REIT, Inc.. All significant inter-company accounts and transactions are eliminated upon consolidation.

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

Real Estate Owned

Real estate owned by the Company is recorded at the aggregate lower of cost or market, less an estimated allowance for losses on change in the market values of the property. The Company records any reduction in the book values of the notes held when the underlying property becomes real estate owned. When the company forecloses on a subordinated deed of trust, the senior borrowing is recorded as mortgage loans payable until such time as that the property is disposed of and the senior mortgage loan is paid off.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the three months and nine months ended September 30, 2006 and 2005 were $47,960 (unaudited), and $107,621 (unaudited) and $28,869 (unaudited), and $59,878 (unaudited), respectively.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their carrying value on financial statements at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. At September 30, 2006 and December 31, 2005, the net deferred tax liability is a result of the use of differing depreciation methods between financial and tax reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

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

As of the three months and nine months ended September 30, 2006 and 2005 the Company had potential common stock as follows:

	Three Months Ended September 30,
	2006			2005
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
Net earnings and basic
earnings per share	$ 1,393,854	15,000,000	$ 0.09	$ 3,183,519	15,000,000	$ 0.21
Effect of dilutive securities:
Dilutive stock options	-	280,753	-	-	1,164,028	-
Diluted earnings and
earnings per share	$ 1,393,854	15,280,753	$ 0.09	$ 3,183,519	16,164,028	$ 0.20

During the three months ended September 30, 2006 and 2005, stock options to purchase 488,000 shares and 300,000 respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

	Nine Months Ended September 30,
	2006			2005
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
Net earnings and basic
earnings per share	$ 3,223,337	15,000,000	$ 0.21	$ 9,174,994	15,000,000	$ 0.61
Effect of dilutive securities:
Dilutive stock options	-	748,046	-	-	1,138,889	-
Diluted earnings and
earnings per share	$ 3,223,337	15,748,046	$ 0.20	$ 9,174,994	16,138,889	$ 0.57

During the nine months ended September 30, 2006 and 2005, stock options to purchase 453,000 shares and 300,000, respectively, were outstanding but not included in the computation of earnings per share because they were anti-dilutive.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Information under FAS 123R for Periods Subsequent to January 1, 2006

At January 1, 2006, the Company had one stock-based employee compensation plan. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

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

Three Months Ended September 30, 2006

Risk-free interest rate	4.3% - 5.0%
Expected term (in years)	1 - 10
Dividend yield	0.0%
Expected volatility	80.0% - 120.0%

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the annualized weekly historical volatility of our stock price commensurate with the expected life of the option. For the period ended September 30, 2006, the expected term of the option is based on the vesting terms of the option and a contractual life of ten years using the simplified method calculation as defined by Staff Accounting Bulletin 107. Our analysis of stock price volatility and option lives involves management’s best estimates at the time of determination. SFAS 123R also requires that we recognize compensation expense for only the portion of options or stock units that are expected to vest. Therefore, we apply an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company elected to adopt modified prospective application method and accordingly financial statement amounts from prior periods presented in this form have not been restated.

The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees on our Consolidated Statements of Income for the three months and nine months ended September 30, 2006 using the Black-Scholes model:

	Three Months Ended September 30, 2006 (unaudited)	Nine Months Ended September 30, 2006 (unaudited)

Employee stock-based compensation in:
Cost of sales	$ -	$ -
Sales and marketing expense	-	-
General and administrative	44,794	125,213
Total employee stock-based compensation in operating expenses	44,794	125,213
Total employee stock-based compensation	$ 44,794	$ 125,213

A summary of option activity under the Plan as of September 30, 2006 and changes during the nine months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Average Contractual Term Remaining	Aggregate Intrinsic Value

Outstanding options at December 31, 2005	1,885,000	$ 1.19
Granted	125,000	2.76
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding options at March 31, 2006	2,010,000	$ 1.29
Granted	30,000	1.40
Exercised	-	-
Forfeited	(15,000)	2.53
Expired	(30,000)	1.25
Outstanding at June 30, 2006	1,995,000	$ 1.28
Granted	5,000	1.25
Exercised	-	-
Forfeited	(5,000)	2.00
Expired	-	-
Outstanding at September 30, 2006	1,995,000	$ 1.28	0.63 - 9.93	$ 1,496,630
Exercisable at September 30, 2006	1,648,475	$ 1.06	0.63 - 9.93	$ 700,601

The weighted average grant-date fair values of options granted during the nine months ended September 30, 2006 were $2.79 per share. There were no options exercised for the three months ended September 30, 2006.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pro Forma Information under FAS 123 for Periods Prior to January 1, 2006

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss and basic and diluted net loss per share as if the fair value-based method had been applied in measuring compensation expense. The Company applies SFAS No.123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plan.

The fair value of each option grant is estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted average assumptions used for grants:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Risk-free interest rate	2.1% - 4.3%	2.1% - 4.3%
Expected term (in years)	1 - 10	1 - 10
Dividend yield	0.0%	0.0%
Expected volatility	50.0% - 120.0%	50.0% - 120.0%

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

	Three Months Ended September 30, 2005 (unaudited)	Nine Months Ended September 30, 2005 (unaudited)

Net income as reported:	$ 3,183,518	$ 9,174,994
Subtract: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax	(41,299)	(81,002)
Pro forma net income	$ 3,142,219	$ 9,093,992

Basic and diluted net income per share attributable to common shareholders
Basic - As reported	$ 0.21	$ 0.61
Basic - Pro forma	$ 0.21	$ 0.61
Diluted - As reported	$ 0.20	$ 0.57
Diluted - Pro forma	$ 0.19	$ 0.56

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

At September 30, 2006 and December 31, 2005, the Company maintained cash balances with banks totaling $12,381,307 (unaudited) and $12,266,680 respectively, in excess of federally insured amounts of $100,000 per bank.

Major Customers

During the three months and nine months ended September 30, 2006 and 2005, the Company sold 38%, 21%, and 14%, and 27%, 26%, and 12%, and 66%, 11%, and 7%, and 71%, 7%, and 6%, of its mortgage loans to three institutional investors.

Market Risk

The Company is involved in the real estate loans market. Changes in interest rates or other market conditions within the real estate loans market may have a significant effect on the volume and profitability of the business of the Company.

Impact of Recently Issued Accounting Statements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (SFAS 151). SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement is not applicable to the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 156). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operations and financial position.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. The Company is currently in the process of evaluating the expected effect of SFAS No. 157 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan - an amendment of FASB Statement No.87, 88, 106 and 132(R). SFAS No.158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No.158 is effective for fiscal years ending after December 15, 2006. This statement is not applicable to the Company.

In September 2006, the SEC issued SAB No.108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 — RESTRICTED CASH

The Company maintains restricted cash deposits in financial institutions. These restrictions relate to the warehouse lines of credit, whereby the Company must maintain a reserve for funding in excess of the warehouse’s advance limit. The Company does not have direct access to these funds. Such cash balances at September 30, 2006 and December 31, 2005 aggregated to $230,570 (unaudited) and $ 413,292 respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006 (unaudited)	December 31, 2005
Furniture and fixtures	$ 7,531	$ -
Office equipment	356,921	356,921
Computer equipment	1,459,231	1,092,976
Leasehold improvements	148,558	14,702

	1,972,241	1,464,599
Less accumulated depreciation and amortization	1,004,609	648,753

Total	$967,632	$815,846

Depreciation and amortization expense was $132,059 (unaudited) and $355,856 (unaudited), and $113,421 (unaudited) and $286,999 (unaudited) for the three months and nine months ended September 30, 2006 and 2005 respectively.

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

In addition, under the warehouse facility the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender. The Company shall ensure that at all times the balance in the cash account is no less than the greater of (a) $100,000 and (b) the aggregate of all cash amounts allocated for all mortgage loans originated on this line of credit. At September 30, 2006, the pledged amounts aggregated to $ 230,570 (unaudited).

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

In March 2004, the Company secured a committed warehouse line of credit with a second financial institution in the amount of $10,000,000. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest equal to 1 month LIBOR plus a margin between 1.75% and 2.50% per annum, dependent on the type of loan funded. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of September 30, 2006. This facility was subsequently reduced to $4,000,000 in August 2005.

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

As of September 30, 2006, this Early Purchase facility had a maximum purchase concentration of $300 million at any time. Upon purchase of loans by a Takeout investor the unused facility up to maximum concentration may be re-used by the Company to originate new loans. This Early Purchase agreement meets all criteria listed under FAS140 for the purpose of defining “transfer of financial assets”. As of September 30, 2006, $135,514,973 of the concentration limit was utilized. Management believes that for loans originated through this facility, the value of servicing rights for the short period prior to their sale to Takeout investors were not material to the financial statements as of September 30, 2006 and no corresponding asset has been recorded. In addition, this Early Purchase Facility has certain financial and non-financial covenants, one of which the Company must maintain a minimum tangible net-worth of $19 million. At September 30, 2006, Management believes the Company was in compliance with such covenants.

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

As of September 30, 2006, the Company had recorded as real estate owned, twelve properties with a book value of $4,131,031 net of loss reserves of $1,121,969, and mortgage payables to third parties of $2,692,820.

NOTE 6 — COMMITMENTS AND CONTINGENCIES (Continued)

As of September 30, 2006, the Company was obligated to repurchase 150 loans with an aggregate balance of $34,471,007. As of the nine months ended September 30, 2006 and the year ended December 31, 2005, the Company recorded a reserve on loans held for sale and mortgages to be repurchased of $2,393,433 (unaudited) and $1,189,000, respectively.

As of September 30, 2006, the Company was obligated to repurchase 150 loans with an aggregate balance of $34.5 million. As of June 30, 2006, the Company was obligated to repurchase 103 loans with an aggregate balance of $21.7 million. As of March 31, 2006 the Company was obligated to repurchase 93 loans with aggregate balance of $21.5 million and as of December 31,2005 the Company was obligated to repurchase 45 loans with an aggregate balance of $10.0 million. As of September 30, June 30, 2006, March 31, 2006 and December 31, 2005, the Company recorded a reserve on loans held for sale and mortgages to be repurchased of $2.4 million (unaudited), $1.3 million (unaudited), $1.8 million (unaudited) and $1.2 million respectively. The secondary mortgage market tightened in the fourth quarter of 2005 and the first quarter of 2006. The mortgage banking industry as a whole experienced reduced pricing on the sales of their portfolios and increased scrutiny of compliance to the various normal and customary representations and warranties mortgage originators give the investment community in these agreements. As a result of certain breaches to the purchase agreements, investors requested the Company repurchase certain loans. The Company in many cases is given the option to indemnify the investor for any losses they may realize on the loans found to be subject to a repurchase request versus actually repurchasing the loan. As of September 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005 the Company had 37, 45, 20 and 13 loans with aggregate balances of $10.2 million, $11.4 million, $4.7 million and $3.2 million, respectively subject to indemnification agreements with the investors which are included in the repurchase request balances.

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

Subsequently, the City has agreed to exclude third party fees from gross receipts, and in principal to allow apportionment outside the City of Los Angeles. However, the apportionment process has not been finalized at this date. In order to stop the continued assessment of interest prior to finalization of the apportionment process, we paid $52,396 as of September 30, 2006.

Operating Leases

The Company had leased its previous office facilities from a shareholder, which expired in November 2005 (see Note 9 – Related Party Transactions). In September 2005, the Company entered into a sublease agreement for its new corporate and administrative offices at a new location in Los Angeles, California, with lease payments commencing on December 1, 2005. The lease includes the usage of all furniture, fixtures, and equipment already existing in the leased premises. The lease will expire on May 31, 2007. Future minimum lease payments under this new non-cancelable operating lease as of September 30, 2006 is $407,512.

Future minimum lease payments under all of its operating leases, including the above and separate equipment leases, at September 30, 2006 were as follows:

Year Ending September 30,	Operating Lease
2006	$ 171,465
2007	324,789
2008	54,524
2009	35,592
2010	1,318
Total minimum lease payments	$ 587,688

NOTE 6 — COMMITMENTS AND CONTINGENCIES (Continued)

Legal Proceedings

From time to time, the Company is party to various legal proceedings incidental to its business. In the opinion of management, none of these items, individually or in the aggregate, would have a significant effect on the financial position, result of operations, cash flows, or liquidity of the Company.

NOTE 7 — INCOME TAXES

The following table presents the current tax provision for federal and state income taxes for the nine months ended September 30, 2006 and 2005, at an effective tax rate of 41.28%:

	2006 (unaudited)	2005 (unaudited)
Current
Federal	$ 1,731,909	$4,761,585
State	572,207	1,356,665

Total Provision for income taxes	$2,304,116	$6,118,250

Income tax expense differs from the amounts computed by applying the United States federal income tax rate of 34% to income taxes as a result of the following for the nine months ended September 30, 2006 and 2005:

	2006 (unaudited)	2005 (unaudited)

Federal tax on pretax income at statutory rates	$1,897,731	$5,199,703
State tax, net of federal benefit	377,657	896,118
Other	28,728	22,429

Total	$2,304,116	$6,118,250

NOTE 8 - STOCK OPTIONS

On April 15, 2005 and May 6, 2005, the Board of Directors of the Company resolved to grant to certain employees of The Mortgage Store Financial, Inc., a total of 340,500 options to purchase shares of the Company's stock at an exercise price range of $2.00 - $2.35 per share, vesting over a period of five years, commencing April 2006 and expiring in April 2015. The options are granted pursuant to the Company's 2003 Employee Stock Option Plan and are subject to the vesting provisions provided for in the Plan. The fair value of the options was estimated at $682,654 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 4.26% to 4.28%, expected volatility of 120%, and a dividend yield of 0%.

In January 2006, the Company approved the issuance of stock options to an employee of The Mortgage Store Financial, Inc. The agreement granted the employee options to purchase 15,000 shares of common stock at an exercise price of $3.10 per share, vesting over a period of five years, commencing January 16, 2006, and expiring on January 16, 2016. The fair value of the options was estimated at $41,980 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.34%, expected volatility of 98%, and a dividend yield of 0%.

NOTE 8 - STOCK OPTIONS (Continued)

In February 2006, the Company approved the issuance of stock options to an executive of The Mortgage Store Financial, Inc. The agreement granted the employee options to purchase 110,000 shares of common stock at an exercise price of $2.71 per share, vesting over a period of five years, commencing February 15, 2006, and expiring on February 13, 2016. The fair value of the options was estimated at $269,526 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.61%, expected volatility of 98%, and a dividend yield of 0%.

In May 2006, the Company approved the re-issuance of stock options to its investor relations firm. The agreement granted the firm options to purchase 30,000 shares of common stock at an exercise price of $1.40 per share, vested immediately, and expiring on May 18, 2007. The fair value of the options was estimated at $16,500 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.96%, expected volatility of 99%, and a dividend yield of 0%.

In September 2006, the Company approved the issuance of stock options to an employee of The Mortgage Store Financial, Inc. The agreement granted the employee options to purchase 5,000 shares of common stock at an exercise price of $1.25 per share, vesting over a period of five years, commencing September 5, 2006, and expiring on September 3, 2016. The fair value of the options was estimated at $5,250 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.78%, expected volatility of 80%, and a dividend yield of 0%.

NOTE 9 - RELATED PARTY TRANSACTIONS

Consulting Expenses

During the three and nine months ended September 30, 2006 and 2005, the Company incurred $112,500, $337,500, and $112,500, and $419,500, respectively, for consulting expenses to companies owned by shareholders. The Company also incurred $90,000, $270,000, and $90,000, and $270,000, respectively, for consulting expenses to a relative of a shareholder during the three and nine months ended September 30, 2006 and 2005. Furthermore, during the three and nine months ended September 30, 2006 and 2005 the Company incurred consulting expenses of $15,000 and $40,000, and $10,000 and $30,000, respectively, to directors. The Company did not renew these consulting agreements effective January 1, 2006.

Rent and Lease Expenses

The Company had leased its previous office facilities from a shareholder, which expired in November 2005. The Company presently operates in a new facility under a new sublease agreement with an outside party (see Note 6 - Commitments and Contingencies). Rent paid to the shareholder during the three months and nine months ended September 30, 2005 amounted to $212,497 and $637,546 respectively. In addition, the Company pays for certain vehicle operating expenses on behalf of certain officers. Lease payments made for these officers for the three months and nine months ended September 30, 2006 and 2005 were $7,893 and $36,795, and $8,856 and $63,639, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

Mortgage Loans for Employees

During the normal course of its business the Company may provide mortgage loans to its employees and related parties at prevailing market rates. During the nine months ended September 30, 2006 and 2005 the Company funded 13 mortgage loans totaling $2,215,605 and 51 mortgage loans totaling $8,971,000 for officers or executive employees of the Company, respectively. Of the loans funded by the Company for officers and executives, there were seven loans totaling $1,166,900 and 14 loans totaling $2,812,800 held for sale at September 30, 2006 and 2005, respectively. All other loans were subsequently sold in the secondary market at comparable margins.

NOTE 10 - SHAREHOLDER'S EQUITY

In May 2006, the Company approved the re-issuance of stock options to its investor relations firm. The agreement granted the firm options to purchase 30,000 shares of common stock at an exercise price of $1.40 per share, vested immediately, and expiring on May 18, 2007. The fair value of the options was estimated at $16,500 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.96%, expected volatility of 99%, and a dividend yield of 0%.

NOTE 11 - SUBSEQUENT EVENTS

During the nine months ended September 30, 2006, the Company recorded a loss reserve against bad debt from one of its vendors in the amount of $208,125 for obligations owed to the Company by the vendor. The Company filed a lawsuit against the vendor on July 28, 2006, in the Los Angeles Superior Court. In its response to the lawsuit, the vendor denied that it owed this amount to the Company. The Company successfully sought and obtained a prejudgment writ of attachment against the vendor. Based on the Court’s ruling's to date, the Company’s counsel is of the opinion that the Company will ultimately prevail in its litigation against the vendor. As part of the prejudgment attachment, the Vendor has tendered funds in the amount of $428,444 to the Los Angeles County Sheriff's office. That amounts is being held by the Sheriff pending adjudication of the lawsuit.

On October 16, 2006 the Company received $196,000 in settlement from its Errors & Omissions insurer resulting from a claim which was filed in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

This quarterly report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regard to descriptions of our plans or objectives for future operations, products or services, and forecasts of our revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors-- many of which are beyond our control-- could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors, include, among others certain credit, market, operational, liquidity and interest rate risks associated with our business and operations, changes in business and economic conditions, accounting estimates and judgments and legislation including the Sarbanes-Oxley Act of 2002. These risk factors are not exhaustive, and additional factors that could have an adverse effect on our business and financial performance are set forth under "Risk Factors" and elsewhere in this quarterly report.

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

Currently, The Mortgage Store is an interim loan servicer, meaning that it services all of its loans on a temporary basis. The Mortgage Store will typically service the loans for purchasers of its loans for a period of up to 90 days after the sale date, at which time the servicing is transferred to the purchaser. Monies from the loans sold to non-affiliated buyers is typically received within a period between 30 and 60 days from origination.

Mortgage loans enter our integrated team origination process through our wholesale channel, which solicits business from mortgage brokers, and our retail channel, which markets directly to the general public. Our wholesale channel currently has approximately 6,000 approved brokers of which approximately 1,000 actively conducted business with us during the nine months ended September 30, 2006. We are also entering into loan purchase and sale agreements with mortgage bankers, banks, thrifts, and credit unions to sell residential mortgage loans to us through our wholesale channel. Unlike our mortgage brokers, these sellers, or correspondent lenders, close their loans through their own financing. For the nine months ended September 30, 2006 and September 30, 2005, we originated approximately $1.513 billion and $1.311 billion of mortgage loans, respectively, of which approximately 93.2% and 88.2%, respectively, were generated through our wholesale channel and approximately 6.8% and 11.8%, respectively were generated through our retail channel. For the three months ended September 30, 2006 and September 30, 2005, we originated approximately $549.0 million and $474.2 million of mortgage loans, respectively, of which approximately 93.8% and 89.8%, respectively, were generated through our wholesale channel and approximately 6.2% and 10.2%, respectively were generated through our retail channel. Our business and profitability are sensitive to movements in interest rates. The level of total origination activity in the mortgage industry at large, which includes both conforming and non-conforming mortgage loans has decreased as higher interest rates make home buying more costly for consumers and refinancing of existing mortgages less attractive to current borrowers, and, a general slowdown nationally for new home sales; we expect this trend to continue for the foreseeable future. Our current business model contemplates growth, even in an environment with declining originated volume for the industry, by capturing additional market share. We expect that our volume growth will increase more slowly in a rising interest rate environment than in a declining interest rate environment. Our ongoing business strategy will be to continue to grow volume. We intend to do that by expending the geographical footprint of our sales organization into new territories, and, to continue to expand our sales efforts in our current markets. We intend to expand our sales presence in Mid-America and on the East Coast, as well as other Western markets we do not currently service.

The mortgage industry is highly competitive. As a result, we are not able to originate loans at rates higher than the market rate. We primarily operate in the non-conforming sector and our borrowers typically have a combination of risk characteristics for which we can charge a higher interest rate than those for conforming loans. Our borrowers tend to engage more in cash-out refinances than rate or term refinances for conforming mortgage loans and borrowing activity is generally less sensitive to increases in interest rates. The Alt-A and subprime markets have historically had higher percentages of cash-out refinances because of the borrowers' characteristics, and because borrowers are accustomed to paying a higher interest rate than is available on conforming loans. Borrowers in these categories tend to use the equity in their property to fund other consumer needs, including debt consolidation and major consumer purchases.

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

Pursuant to our critical accounting policies the following reflect significant judgments by management:

  Accounting for Income Taxes;
  Income from sales of loans;
  Gain on sale;
  Provisions for losses;
  Loans held for sale;
  Loans held for investment;
  Real Estate Owned;
  and Stock-based compensation.

Accounting for Income Taxes . As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of September 30, 2006 was $2.0 million.

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

Provisions for Losses . We make market valuation adjustments on our loan portfolio quarterly. These adjustments are based upon our historic default rate applied against our gross originations. As of September 30, 2006, the reserve for losses on loans held for sale, which includes previously repurchased loans, loans sold which we are obligated to repurchase, and real estate owned was $3.5 million. Our estimate of expected losses could increase or decrease if our actual loss experience is different than originally estimated. Any increase in the provision for losses would adversely affect our results of operations.

Loans Held for Sale . We carry mortgage loans held for sale at the lower of cost or estimated fair value. We defer points and fees and related direct origination costs until the related loan is sold. We recognize interest income under the accrual method. Our policy is to cease the accrual of interest on any loan when payment of interest is 90 days or more delinquent or earlier if the collection of interest appears doubtful.

Our estimate of the fair value of our loans held for sale could decrease if interest rates increased. Any decrease in the fair value could adversely affect our results of operations and the assets we carry on our consolidated balance sheets.

Loans Held for Investment . We will carry loans held for investment at their net amortized cost. Mortgage loan origination fees and related direct loan origination costs are deferred as an adjustment to the carrying value of the loans and amortized over the life of the loan using a constant yield method. These mortgage loans are tested for impairment whenever events or changed circumstances indicate carrying amounts may not be recoverable.

Real Estate Owned . Properties held for sale are stated at cost, not to exceed fair value. Real estate acquired in settlement of loans, or REO, generally results when property collateralizing a loan is foreclosed upon or is otherwise acquired in satisfaction of the loan and is carried at fair value less estimated costs to dispose. A property’s fair value is based on the net amount that we could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate acquired through foreclosure are made through valuation allowances and charge-offs recognized through a charge to earnings. Recovery of the carrying value of real estate is dependent to a great extent on economic, operating, and other conditions that may be beyond our control. A decrease in real estate values may adversely affect our results of operations and the value of assets we carry on our consolidated balance sheet.

Stock-Based Compensation . Effective for the first quarter of fiscal 2006, the Company adopted SFAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123R.  As required, the pro forma impact from recognition of the estimated fair value of stock options granted to employees has been disclosed for previous periods.

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

Financial Highlights

Net Income . For the three months ended September 30, 2006 we had income of approximately $2.4 million before provision for income taxes compared to $5.3 million in the same period in 2005. The net income after provision for income tax for the three months ended September 30, 2006 was $1.4 million compared to $3.2 million for the same period in 2005. Net income after provision for income tax per common share for the three months ended September 30, 2006 was approximately $0.09 per common share compared to approximately $0.20 per common share in the comparable period in 2005.

For the nine months ended September 30, 2006 we had income of approximately $5.5 million before provision for income taxes compared to $15.3 million in the same period in 2005. The net income after provision for income tax for the nine months ended September 30, 2006 was $3.2 million compared to $9.2 million for the same period in 2005. Net income after provision for income tax per common share for the nine months ended September 30, 2006 was approximately $0.20 per common share compared to approximately $0.57 per common share in the comparable period in 2005.

Loan originations . For the three months ended September 30, 2006 we funded $549.0 million of mortgage loans compared to $474.2 million for the comparable period in 2005. Purchase money mortgages accounted for approximately 52.9% of our originations during the three months ended September 30, 2006 compared to approximately 67.4% for the comparable period in 2005. Our wholesale channel, which originates loans through independent mortgage brokers, accounted for approximately 93.8% of our originations during the three months ended September 30, 2006 compared to approximately 89.8% for the comparable period in 2005.

For the nine months ended September 30, 2006 we funded $1.513 billion of mortgage loans compared to $1.311 billion for the comparable period in 2005. Purchase money mortgages accounted for approximately 56.4% of our originations during the nine months ended September 30, 2006 compared to approximately 68.0% for the comparable period in 2005. Our wholesale channel, which originates loans through independent mortgage brokers, accounted for approximately 93.2% of our originations during the nine months ended September 30,2006 compared to approximately 88.2% for the comparable period in 2005.

During the nine months ended September 30, 2006 and 2005 we originated mortgage loans in 42 and 40 states, respectively. Loans originated in California constituted approximately 70.0% and 63.5%, respectively, of our total mortgage loan originations during those periods.

Mortgage loan sales — cash income from sale . For the three months ended September 30, 2006 we sold approximately $626.9 million in loans compared to approximately $502.2 million during the comparable period in 2005. Our revenue from sales of loans was approximately $ 18.7 million during the three months ended September 30, 2006 compared to approximately $15.3 million for the comparable period in 2005. The weighted average premium collected from sales of loans during the three months ended September 30, 2006 was approximately 2.68% compared to approximately 2.62% for the same period in 2005. During the three months ended September 30, 2006 the rebate or yield spread premium paid to the loan originators was approximately 0.80% compared to approximately 0.76% for the same period in 2005.

For the nine months ended September 30, 2006 we sold approximately $1.520 billion in loans compared to approximately $1.252 billion during the comparable period in 2005. Our revenue from sales of loans was approximately $44.6 million during the nine months ended September 30, 2006 compared to approximately $43.3 million for the comparable period in 2005. The weighted average premium collected from sales of loans during the nine months ended September 30, 2006 was approximately 2.57% compared to approximately 3.00% for the same period in 2005. During the nine months ended September 30, 2006 the yield spread premium paid to the loan originators was approximately 0.76% compared to approximately 0.76% for the same period in 2005.

Our cash and cash equivalents at September 30, 2006 was approximately $12.5 million compared to approximately $10.8 million at September 30, 2005.

As of September 30, 2006, we had three warehouse facilities to fund our loan originations with two financial institutions for a total funding capacity of approximately $504 million. This included an early purchase facility with Washington Mutual with a maximum concentration amount of approximately $300 million. At September 30, 2006 the cost of borrowing on these warehouse facilities are a variable rate equal to one-month LIBOR plus a margin ranging between approximately 1.0% and approximately 2.5%.

Results of Operations

Results of operations for the three and nine months ended September 30, 2006 compared to the same periods in 2005 (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income
Income from sale of mortgage loans	$18,730	$15,346	$44,550	$43,334
Mortgage interest income	4,907	4,829	13,726	12,119
Commission fee income	204	134	616	392

Total loan income	23,841	20,309	58,892	55,845

Costs of loan origination and sale of
mortgages

Commissions	5,015	3,335	12,189	9,247
Warehouse Interest expense	4,817	3,455	12,547	9,756
Appraisals	606	496	1,497	1,282
Credit reports	54	66	159	145
Warehouse fees	83	96	218	286
Provision for impairment of
mortgage loans	2,829	403	3,852	588
Other costs	43	32	76	124

Total costs of loan origination
and sale of mortgages	13,447	7,883	30,538	21,428

Gross profit	10,394	12,426	28,354	34,417

Operating expenses

Salaries	6,128	5,018	17,099	14,110
General and administrative	1,722	1,919	5,270	4,320
Occupancy	213	263	642	793

Total operating expenses	8,063	7,201	23,010	19,223
Income (loss) from operations	2,331	5,225	5,343	15,194

Other income (expense)
Interest income (expense)	74	43	164	90
Other income (expense)	(20)	-	7	-
Income (loss) on disposal of assets	13	49	13	9

Total other income	67	92	184	99

Income before provision
for income taxes	2,398	5,317	5,527	15,293

Provision for income taxes	1,004	2,134	2,304	6,118

Net income	$1,394	$3,183	$3,223	$9,175

Following table sets forth the results of operations as a percentage of revenue for the three and nine months ended September 30, 2006 compared to the same periods in 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income
Income from sale of mortgage loans	78.6%	75.5%	75.7%	77.6%
Mortgage interest income	20.6%	23.8%	23.3%	21.7%
Commission fee income	0.8%	0.7%	1.0%	0.7%

Total loan income	100.0%	100.0%	100.0%	100.0%

Costs of loan origination and sale of
mortgages

Commissions	21.0%	16.4%	20.7%	16.6%
Warehouse Interest expense	20.2%	17.0%	21.3%	17.5%
Appraisals	2.5%	2.4%	2.5%	2.3%
Credit reports	0.2%	0.3%	0.3%	0.3%
Warehouse fees	0.4%	0.5%	0.4%	0.5%
Provision for impairment of
mortgage loans	11.9%	2.0%	6.5%	1.0%
Other costs	0.2%	0.2%	0.1%	0.2%

Total costs of loan origination
and sale of mortgages	56.4%	38.8%	51.8%	38.4%

Gross profit	43.6%	61.2%	48.2%	61.6%

Operating expenses

Salaries	25.7%	24.7%	29.0%	25.3%
General and administrative	7.2%	9.5%	9.0%	7.7%
Occupancy	0.9%	1.3%	1.1%	1.4%

Total operating expenses	33.8%	35.5%	39.1%	34.4%
Income (loss) from operations	9.8%	25.7%	9.1%	27.2%

Other income (expense)
Interest income (expense)	0.3%	0.2%	0.3%	0.2%
Other income (expense)	-0.1%	0.0%	0.0%	0.0%
Income (loss) on disposal of assets	0.1%	0.3%	0.0%	0.0%

Total other income	0.3%	0.5%	0.3%	0.2%

Income before provision
for income taxes	10.1%	26.2%	9.4%	27.4%

Provision for income taxes	4.2%	10.5%	3.9%	11.0%

Net income	5.9%	15.7%	5.5%	16.4%

Loan income

Total revenue . Total revenue increased 17.2% to $23.8 million for the three months ended September 30, 2006 from $20.3 million for the same period in 2005. The increase in total revenue is a function of a larger portfolio of loans sold in 2006 versus the same period in 2005.

Total revenue increased 5.6% to $58.9 million for the nine months ended September 30, 2006 from $55.8 million for the same period in 2005. The increase in total revenue is a function of increased originations and sales of loans during the current period.

Income from sales of loans . Income from sales of loans for the three months ended September 30, 2006 increased 22.2% to $18.7 million from $15.3 million for the same period in 2005. The weighted average premium for loan sales for the three months ended September 30, 2006 was 2.7% compared to 2.6% for the same period in 2005. The increase in income from loan sales was the result of a significantly larger portfolio of loans sold during the period.

Income from sales of loans for the nine months ended September 30, 2006 increased 3.0% to $44.6 million from $43.3 million for the same period in 2005. The weighted average premium for loan sales for nine months ended September 30, 2006 was 2.6% compared to 3.0% for the same period in 2005. The increase in income from loan sales was the result of a significantly larger portfolio of loans sold during the period. Total loan sales increased 21.4% to $1.520 billion for the nine months ended September 30, 2006 compared to $1.252 billion for the same period in 2005.

Mortgage interest income . Mortgage interest income increased 1.6% to $4.9 million for the three months ended September 30, 2006 from $4.8 million for the same period in 2005. The increase in interest income was due primarily to a higher average loan balance for loans originated in 2006 compared to 2005 as well as higher coupon rates charged to borrowers.

For the nine months ended September 30, 2006 mortgage interest income increased 13.2% to $13.7 million from $12.1 million for the same period in 2005. The increase in interest income was due primarily to a higher average loan balance for loans originated in 2006 compared to 2005 as well as higher coupon rates charged to borrowers and an increase in originations.

Commission fee income . We earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans that our loan officers originate are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income for the three months ended September 30, 2006 was $204,000 compared to $134,000 for the same period in 2005. Commission fee income for the nine months ended September 30, 2006 was $616,000 compared to $392,000 for the same period in 2005. The increase was a result of the Company brokering more loans in 2006 versus the same periods in 2005.

Cost of loan originations and sales of mortgages

Total Cost of Loan Originations and Sale of Mortgages. Total cost of originations and loan sales increased 69.6% to $13.4 million for the three months ended September 30, 2006 from $7.9 million for three months ended September 30, 2005. The increase was primarily a result of an increase in our provision for impaired loans, the costs associated with a 15.8% increase in originations, the costs associated with holding a higher average loan balance and a related rise in interest rates on warehouse borrowing, and, higher commission costs as we implemented a new commission structure in 2006. Although the new commission structure is initially more costly, we anticipate some increment savings as originations increase. Total cost of originations as a percentage of total revenue also increased to 56.4% for the three months ended September 30, 2006 compared to 38.8% for the same period in 2005. This increase was primarily due to increased loan warehouse interest expense, a 15.8% increase in originations, an increase in our provision for impaired loans and higher commission costs.

The total cost of originations and loan sales for the nine months ended September 30, 2006 increased 42.5% to $30.5 million from $21.4 million for nine months ended September 30, 2005. The increase was primarily a result of an increase in our provision for impaired loans, the costs associated with a 15.4% increase in originations, the costs associated with holding a higher average loan balance and a related rise in interest rates on warehouse borrowing, and, higher commission costs. Total cost of originations as a percentage of total revenue also increased to 51.8% for the nine months ended September 30, 2006 compared to 38.4% for the same period in 2005. This increase was primarily due to increased loan warehouse interest expense, a 15.4% increase in originations, an increase in our provision for impaired loans and higher commission costs.

Commission Expense . Commission expense for mortgage loans sold during the three months ended September 30, 2006 increased 51.5% to $5.0 million from $3.3 million for the three months ended September 30, 2005. This increase was primarily due to a change in the commission structure we pay loan officers and a significant increase in originations versus the same period last year. Commission expense for the three months ended September 30, 2006 as a percentage of revenue increased to 21.0% compared to 16.4% for the same period in 2005 primarily due to an increase in commissions due to a new commission structure implemented by the Company.

Commission expense for mortgage loans sold during the nine months ended September 30, 2006 increased 32.6% to $12.2 million from $9.2 million for the nine months ended September 30, 2005. This increase was primarily due to a change in the commission structure we pay loan officers and an increase in originations. Commission expense for the nine months ended September 30, 2006 as a percentage of revenue increased to 20.7% compared to 16.6% for the same period in 2005 primarily due to higher commissions as a result of the referenced newly implemented commission structure.

Warehouse interest expense . Interest expense for the three months ended September 30, 2006 increased 37.1% to $4.8 million from $3.5 million for the same period in 2005. The increase in interest expense was primarily due to an increase in originations, higher interest rates and a higher average loan balance on loans closed. The weighted average number of days we held loans before sale during the three months ended September 30, 2006 and 2005 was 56 and 56 days, respectively.

Interest expense for the nine months ended September 30, 2006 increased 27.6 % to $12.5 million from $9.8 million for the same period in 2005. The increase in interest expense was primarily due to an increase in originations, higher interest rates and a higher loan balance on loans closed. The weighted average number of days we held loans before sale during the six months ended September 30, 2006 and 2005 was 55 and 55 days, respectively.

Reserve for impairment of loans . At September 30, 2006, there were 150 loans with an aggregate principal balance of $34.5 million that we had been requested to repurchase for the most part as a result of early payment defaults compared to 34 loans with an aggregate principal balance of $6.1 million at September 30, 2005. During the nine months ended September 30, 2006 we made provisions of $3.9 million for losses for impairment of loans held for sale, REO, and loans we were obligated to repurchase, compared to $588,000 for the same period in 2005.

Other closing expenses. Other closing expenses related to the closing of loans, including credit check expenses, appraisal and appraisal review fees and other closing expenses was $0.8 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005 other closing expense was $1.9 million and $1.8 million, respectively.

Operating expenses

Total expenses. Total operating expenses increased 12.5% to $8.1 million for the three months ended September 30, 2006 compared to $7.2 million for the three months ended September 30, 2005. The increase was primarily the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with carrying a higher average mortgage loan balance and an increase in the number of employees.

Total operating expenses increased 19.8% to $23.0 million for the nine months ended September 30, 2006 compared to $19.2 million for the six months ended June 30, 2005. The increase was primarily the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with carrying a higher average mortgage loan balance and an increase in the number of employees.

Salaries and wages. Salaries and wages increased 22.0% to $6.1 million for the three months ended September 30, 2006 from $5.0 million for the three months ended September 30, 2005. The increase was due primarily to growth in the number of our employees and increased employee benefit costs.

Salaries and wages increased 21.2% to $17.1 million for the nine months ended September 30, 2006 from $14.1 million for the nine months ended September 30, 2005. The increase was due primarily to growth in the number of our employees and increased employee benefit costs.

Occupancy. Occupancy expense decreased 19.3% to $213,000 for the three months ended September 30, 2006 from $264,000 for the same period in 2005. The decrease resulted primarily from a lower average rent charge per square foot on our new office space. In November 2005 we moved to a new larger office space in Los Angeles.

Occupancy expense decreased 19.0% to $ 642,000 for the nine months ended September 30, 2006 from $793,000 for the same period in 2005. The decrease resulted primarily from a lower average rent charge per square foot on our new office space. In November 2005 we moved to a new larger office space in Los Angeles.

General and administrative . General and administrative expenses totalled $1.7 million for the three months ended September 30, 2006 compared to $1.9 million for the three months ended September 30, 2005.

General and administrative expenses increased 23.3% to $5.3 million for the nine months ended September 30, 2006 from $4.3 million for the nine months ended September 30, 2005. The increases were due primarily to an increase in equipment and software maintenance costs attributed to new accounting and loan tracking software purchases, higher accounting and audit fees, increased marketing expenses, and an increase in the number of employees.

Provision for income tax. Provision for income tax decreased to $1.0 million for the three months ended September 30, 2006 from $2.1 million for the three months ended September 30, 2005. This decrease was primarily a result of a decrease in our income before taxes to $2.4 million for the three months ended September 30, 2006 from $5.3 million for the three months ended September 30, 2005.

Provision for income tax decreased to $2.3 million for the nine months ended September 30, 2006 from $6.1 million for the nine months ended September 30, 2005. This decrease was primarily a result of a decrease in our income before taxes to $5.5 million for the nine months ended September 30, 2006 from $15.3 million for the nine months ended September 30, 2005.

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

	Three months ended September 30,
	2006	2005
	(dollars in millions)
Loans originated for sale	$549.0	$474.2
Proceeds from sales	626.9	502.2

Net cash provided by (used in) operations	$ 24.2	$ (1.1)

	Nine months ended September 30,
	2006	2005
	(dollars in millions)
Loans originated for sale	$1,513.4	$1,311.0
Proceeds from sales	1,519.6	1,251.6

Net cash provided by (used in) operations	$ 3.0	$ 49.4

We use warehouse facilities to finance a significant portion of our loan originations on a short-term basis. It is our intention to utilize the maximum allowable leverage ratio, defined as our total liabilities divided by our stockholders' equity, for our warehouse financing.

Our liquidity strategy is to maintain sufficient and diversified warehouse facilities to finance our mortgage loan originations, to maintain strong relationships with a diverse group of loan purchasers. We expect that this strategy will provide us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate.

In the past, we have financed our operations through increased warehouse borrowing, additional capitalization, and cash income generated from our operations. Currently, we have an aggregate borrowing capacity under our warehouse facilities of $504.0 million. The ultimate availability under our warehouse facilities depends on our net worth and requires certain restricted cash deposits to be maintained with the lender. In addition to cash earnings generated from our operations, we intend to increase our cash and net worth through offerings of our equity or debt securities.

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

Warehouse and Repurchase Facilities

As of September 30, 2006, we had three warehouse facilities with two financial institutions. After funding the loans, we typically sell our mortgage loans within 30 to 60 days of origination and pay off the warehouse facilities with the sale proceeds.

One of our warehouse facilities is structured as a repurchase agreement, where the financial institution will provide the funds for origination of loans and will hold (warehouse) the collateral until we repurchase the loans to sell them to a buyer. Under the terms of such agreement, the buyer of the loan (take-out investor) would send the proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us. The other warehouse facilities are uncommitted lines, meaning the financial institutions, or lenders, are not obligated to fund up to the maximum uncommitted amount. All of our current warehouse facilities also contain a sub-limit for "wet" funding, which is the funding of loans for which the collateral custodian has not yet received all of the related loan documents. Additionally, our current warehouse facilities contain sub-limits for particular product types, collateral types, delinquency, aging, and other limitations. Our warehouse facilities are secured by the loans we originate. Although all of our warehouse facilities mature in the next twelve months, we expect to renew and extend the maturity of our warehouse facilities in the ordinary course of business. Our warehouse facilities bear interest at a spread over one month LIBOR, which was 5.32% as of September 30, 2006. The following is a summary by lender as of September 30, 2006.

	Committed Amount	Uncommitted Amount	Total Facility Amount	Maximum Portion Available for Wet Funding	Outstanding Principal Balance(3)	Expiration Date
	(dollars in thousands)
Warehouse Lender
Lehman Brothers Bank, FSB	200,000	0	200,000	20,000	63,634	April 7, 2007
Washington Mutual Bank, FA (1)	4,000	0	4,000	1,400	100	August 1, 2007
Washington Mutual Bank, FA (2)	300,000	0	300,000	105,000	135,515	August 1, 2007

Total	$504,000	$0	$504,000	$126,400	$199,249

_________________

(1)   Warehousing Credit and Security Agreement
(2)    Early Purchase Facility
(3)    As of September 30, 2006

Lehman Brothers Repurchase Facility. We have a repurchase facility with Lehman Brothers Bank, FSB. As of September 30, 2006, the repurchase facility had a maximum uncommitted amount of $200 million. This facility has a one year term. This facility has a cost of borrowing equal to the one-month LIBOR rate plus a spread between 1.0% and 1.375 % excluding aging related increases. As of September 30, 2006, we had an outstanding balance of $63.6 million on this facility.

Washington Mutual Warehouse Facility. We have a $4.0 million revolving credit facility with Washington Mutual. The cost of borrowing under this agreement is equal to one-month LIBOR plus a spread between 1.0% and 2.5% based on type of loan and period of time for which the loan is subject to the facility. As of September 30, 2006, we had an outstanding balance of $ 0.1 million on this facility.

Washington Mutual Early Purchase Facility. We have an early purchase facility with Washington Mutual pursuant to which certain qualifying loans are acquired by Washington Mutual immediately upon origination. Under terms of this purchase agreement we retain the right to service the mortgage loans. As a condition of the acquisition of a mortgage loan by Washington Mutual, we assign to Washington Mutual the related commitment by a "takeout buyer" to purchase the mortgage loan on a servicing released basis at a specified future date within 90 days of origination. Under this facility, the acquisition price for a mortgage loan is the lesser of 98% of the related takeout buyer's purchase price or the original principal balance of the loan. If loans purchased under this facility are not sold to the take-out investor within 90 days they become "Aged" and are subject to revaluation of the acquisition price. After an additional 90 days the loans become defective and the Company is required to repurchase them. Loan financings under this facility meet the criteria under FASB Statement No. 140 for the "transfer of financial assets" and therefore are accounted for as sales. Accordingly, the loans are not reflected on our balance sheet. Upon receipt of funds from a takeout buyer, Washington Mutual releases its interest in the related loan and transfers excess funds related to the servicing right to us. Loans for which a commitment from a takeout buyer is not obtained within 90 days are transferred to our other warehouse facility with Washington Mutual described above. At September 30, 2006, this early purchase facility had a maximum revolving purchase commitment of $300.0 million. As of September 30, 2006, we had utilized $135.5 million of this facility's maximum concentration. The mortgage interest income from loans originated through this facility from the time of funding to the date of their sale to a takeout buyer was not material to the financial statements as of September 30, 2006 and therefore no asset or non-cash revenue has been recognized.

Our warehouse facilities contain customary covenants including minimum liquidity, profitability and net worth requirements, and limitations on other indebtedness. If we fail to comply with any of these covenants or otherwise default under a facility, the lender has the right to terminate the facility and require immediate repayment that may require sale of the collateral at less than optimal terms. As of September 30, 2006 we were in compliance with the covenants of our warehouse facilities.

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

Off-Balance Sheet Arrangements

In July 2004, we entered into an early purchase facility with Washington Mutual where qualifying loans are purchased by Washington Mutual immediately upon funding, provided that we retain the right to service and resell the loans to a takeout buyer for a period of 90 days. Loan originations under provisions of this facility are recognized as sales of loans and are not reflected on our balance sheet. For loans that we originate through this facility, we recognize the origination fee and other lender fees at the time of funding and all corresponding commissions and fees to be paid are recognized immediately. If a loan is not purchased by a takeout buyer within 90 days of the sale under the early purchase facility, we are required to repurchase those loans and the loans are put back on our balance sheet. As of September 30, 2006, loans with an aggregate principal balance of $135.5 million were subject to this off-balance sheet arrangement. Based on historical experience, total mortgage loans repurchased pursuant to a breach of this takeout buyer requirement would not have a material impact to our statements of operation, and therefore have not been accrued for as a liability on our consolidated balance sheets. If we were to breach the takeout buyer requirement and did not have sufficient funds to repurchase the related loans under this facility, that breach might trigger cross-defaults in our other warehouse facilities and have a material adverse effect on our business. In addition, if loan originations under provisions of this facility are not recognized as sales of loans and are required to be reflected on our balance sheet, we may breach financial covenants triggering defaults under our warehouse facilities which may have a material adverse effect on our business. Moreover, failure to obtain sales treatment under this facility may require us to restate our prior financial statements which may have a material adverse effect on our business.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of September 30, 2006.

	Payments Due by Period (dollars in thousands)
	Total (unaudited)	Less than one year (unaudited)	One to three years	Three to five years	After five years
Warehouse facility - line of credit	$ 100	$ 100	-	-	-
Warehouse facility - repurchase agreements	63,634	63,634	-	-	-
Operating leases	588	172	416	-	-
Total contractual obligations	$64,322	$63,906	416	-	-

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

We record every repurchase demand as an obligation to repurchase. Many demands, however, are subsequently withdrawn or rescinded by the buyers once the deficiencies are cured. Typically a repurchase demand arising from early payment default that is resolved either by re-pricing the loan, where the buyer receives a discount and keeps the note without further recourse from early payment defaults, or by indemnifying the buyers against future losses. Once a loan is re-priced or the demand is rescinded we reduce our obligation accordingly. When we can not reach an agreement on re-pricing or we believe that we could mitigate losses more efficiently, we may repurchase the loan and hold it until its disposition. In certain cases, we may agree with the buyer that their servicer continues the foreclosure process of seriously delinquent loans and we reimburse the buyer for their actual loss after sales of the property. Our policy is to reserve for losses on loans that we are required to repurchase or are holding on our balance sheet:

The following table summarizes the outstanding obligations to repurchase loans and loss reserves at respective dates.

	Obligations to Repurchase Loans
	(dollars in thousands)
	September 30, 2006 (unaudited)	December 31, 2005
Obligation to repurchase	34,471	10,071

Loss reserve for mortgage loans to be repurchased and loans held for sale	2,393	1,189

Commitments to originate and sell loans generally have fixed expiration dates or other termination clauses and may require payment of a fee. Also, external market forces impact the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements.

The mortgage industry as a whole is experiencing significant changes. Higher interest rates, a slow down in new housing and a decrease in home values in some markets is causing lower originations, higher delinquencies and a far greater scrutiny to compliance provisions in our previously sold portfolio’s to investors. We are experiencing an increase in requests to repurchase loans from these investors. For the most part, the reasoning for the requests stem from an early payment default by the borrower. We had entered into numerous purchase and sale agreements that give investors the right to put-back to us any loan that defaults due to non payment in the first few months of the loan or various documentation deficiencies in the loan. With the rise in repurchase requests and the general state of the industry we are experiencing both an increase in the gross amounts outstanding for repurchase requests, and a larger loss on the disposition of the assets due to market and economic conditions. While the increase in repurchase requests has grown substantially during 2006 the Company feels it has adequate reserves to cover potential losses on these loans. Our methodology for calculating provision for losses from impairment of mortgages takes into account both historic default rates as well as changes in housing price index, and we believe that our estimated provision for losses adequately reflects changing market conditions. Our reserve for losses from impairment of mortgage loans has increased $1,204,433 to $2,393,433 at September 30, 2006 from $1.2 million at December 31, 2005. Our reserve for losses on our Real Estate Owned portfolio is $1.1 million at September 30, 2006 an increase from $34,000 at December 31, 2005.

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

Newly Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (SFAS 151). SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement is not applicable to the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 156). The provisions of SFAS 156 are effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company is currently assessing the impact that the adoption of SFAS 156 will have on its results of operations and financial position.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provision of SFAS 157, as applicable, beginning in fiscal year 2008. The Company is currently in the process of evaluating the expected effect of SFAS No. 157 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan - an amendment of FASB Statement No.87, 88, 106 and 132(R). SFAS No.158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No.158 is effective for fiscal years ending after December 15, 2006. This statement is not applicable to the Company.

In September 2006, the SEC issued SAB No.108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Our ability to fund our mortgage loans depends to a large extent upon our ability to secure warehouse financing on acceptable terms. The Mortgage Store currently funds the mortgage loans it originates through warehouse facilities under which it is the borrower. We can provide no assurance that we will be successful in establishing sufficient warehouse facilities either by increasing the amounts available under existing warehouse facilities or by the addition of new warehouse facilities. Pending the securitization of a pool of mortgage loans, if any, or other sale thereof, we will fund the origination of our mortgage loans through borrowings from warehouse facilities. The majority of The Mortgage Store’s current warehouse facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loans documents. Substantially all of our mortgage loans are initially “wet” funded. As of September 30, 2006, the aggregate amount of funds available to “wet” fund loans under the warehouse facilities was $126.4 million.

As of September 30, 2006, we financed substantially all of our existing loans through three warehouse facilities with two financial institutions. Each of our existing warehouse facilities is renewable for one-year terms. Because our warehouse facilities are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales and our portfolio of mortgage loans.

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

In the future, we expect to securitize our mortgage loans to generate stable cash flow which may not be successful.

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

We transfer and intend to transfer mortgages acquired and originated by us to the third parties or into a trust in exchange for cash in connection with our loan sales to third parties. The purchaser or trustee will have recourse against us with respect to the breach of the standard representations and warranties made by us at the time such mortgages are transferred. While we generally have recourse against our customers for any such breaches, there can be no assurance of our customers’ abilities to honor their respective obligations. Also, we engage in whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We generally limit the potential remedies of such purchasers to the potential remedies we receive from the customers from whom we acquired or originated the mortgages. In some cases, however, the remedies available to a purchaser of mortgages from us may be broader than those available to us against the sellers of the mortgages and should a purchaser enforce its remedies against us, we may not always be able to enforce whatever remedies we have against our customers. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount.

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

Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the nine months ended September 30, 2006 and the years ended December 31, 2005, 2004, and 2003 approximately 70.0%, 64.2%, 71.4%, and 91.4% by loan amount respectively, of the loans we originated were collateralized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or wildfire, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans or cause losses in our investment portfolio, and significantly harm our business, financial condition, liquidity and results of operations.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational, and financial infrastructure. As of September 30, 2006 and December 31, 2005, we had 268 and 235 salaried employees, respectively, in addition to 108 and 76 commission-based employees, respectively. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. As a result of these pressures, we cannot assure you that we will be able to:

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

A significant majority of our originations of mortgage loans come from independent brokers. For the nine months ended September 30, 2006, approximately 1000 brokers, from a list of over 6,000 approved brokers, submitted loans to us; no broker represented more than 4% of our loan originations, during the nine months ended September 30, 2006. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity, and results of operations.

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

We are an originator of Alt-A mortgages, and to a lesser extent, sub-prime mortgages. These are mortgages that do not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac and are not considered “conforming loans”. Our operations may be negatively affected by any investments in these mortgages. Credit risks associated with these mortgages are greater than those associated with conforming mortgages. The interest rates we charge on these mortgages are often higher than those charged for conforming loans to compensate for the higher risk and lower liquidity. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold, thereby, assuming the potential risk of increased delinquency rates or credit losses as well as interest rate risk. Additionally, the combination of underwriting criteria that differ from those applicable to conforming loans and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates or credit losses.

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

We believe the risks associated with our business will be more acute during periods of declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing homes to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings. Furthermore, declining real estate values will likely reduce our volume of cash-out refinancings and debt consolidation loans as the level of home equity available to secure such loans will be reduced. A cash-out refinancing occurs when a borrower obtains a new mortgage loan in an amount that exceeds the existing balance on the current mortgage in order to refinance the original mortgage and receive additional cash for other uses such as paying down or off consumer debt with a higher interest rate than on the mortgage loan. For the nine months ended September 30, 2006 and the year ended December 31, 2005, approximately 36.1% and 33.4% of our loan originations were cash-out refinancings and debt consolidation loans. In addition, declining real estate values significantly increase the likelihood that we will incur increased foreclosures and losses on our loans in the event of default. Therefore, any sustained period of declining real estate values could adversely affect both our net interest income from loans in our portfolio, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to you.

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

For example, in April 2005, we provided a loan for purchase of a multi-family property to our primary stockholder at existing market rates. The funds were wired to a licensed escrow company for the purchase of real estate. Upon review and advice of our outside counsel, it was determined that this loan potentially constituted a control deficiency as defined by Auditing Standard No. 2 of the Public Company Accounting Oversight Board as defined under Sarbanes-Oxley Act of 2002, because we, while engaged in the business of extending loans for real estate purchases, are not in the business of extending loans for multi-family properties. Thus, the loan was immediately recalled, and funds were returned to us.

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

On July 18, 2005, the New Mexico Attorney General wrote a form letter to 150 lenders of which we were not one, asking each lender to furnish information regarding its lending practices pertaining to those that were the subject of the 2002 settlement. In the accompanying press release, the New Mexico Attorney General expressed disappointment that the sub-prime lending industry has not adopted the consumer protection standards purportedly established for the industry as a whole within the settlement agreement involving a single lender. She further noted in the press release that the requested information will help her office determine if the other members of the sub-prime lending industry are following these consumer protection standards. Like most companies in the industry, we have not adopted the terms of the 2002 settlement, and New Mexico Attorney General’s recent letter suggests that there may be an increased effort by state attorneys general to leverage settlements with individual companies into industry wide restrictions, even if the related mortgage banking laws addressing the same issues are less restrictive that the terms of the settlement agreements.

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

Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. The issuance of additional shares of our common stock may be available for sale in the public markets. In addition, a substantial number of shares of our common stock may, pursuant to employee benefit plans, be issued or reserved for issuance from time to time and these shares of common stock may be available for sale in the public markets from time to time. We presently have 1,648,475 shares of our common stock subject to options that are immediately exercisable and an additional 346,525 shares subject to options that vest over the next five years. We cannot predict the effect that future sales of shares of our common stock will have on the market price of our common stock.

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

Interest Rate Simulation Sensitivity Analysis

Changes in market interest rates may affect our gain (loss) from sales of mortgage loans held for sale and the fair value of our mortgage-related securities and related derivatives when we begin to securitize our mortgage loans. As of September 30, 2006 we held $92.5 million in loans that had not been committed for sale at the time. Increases in interest rate would adversely affect revenue we will realize from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on our gain from sales of the same amount of uncommitted loans.

The following table summarizes impact of -100 basis points (bps), -50 bps, +50 bps and +100 bps change in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from uncommitted loans.

Change in Interest Rate (bps)	-100	-50	0	50	100

Change in Revenue from sale of Uncommitted Loans ($ 000s)	324	471	0	-1,987	-4,568

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2006, we conducted an evaluation, with the participation of our Chief Financial Officer and Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, , to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2006, our disclosure controls and procedures were not effective:

              1. Adequate Personnel. We did not maintain a sufficient complement of finance and accounting personnel with adequate depth and skill in the application of generally accepted accounting principles commensurate with its financial reporting requirements and the complexity of our operations and transactions and with previous experience with computer software conversions. We did not maintain effective controls to ensure there is adequate monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with GAAP. In addition, we did not maintain a sufficient complement of finance and accounting personnel to handle the matters necessary to timely file our Form 10-Q for the quarter ended June 30, 2006.

              2. Effective Control Environment. We did not maintain an effective control environment and specifically, elements of our finance organization were not structured with sufficient resources to ensure the consistent execution of their responsibility to provide independent and pro-active leadership in the areas of monitoring of controls, disclosure reviews and financial reporting.

              3. We did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data.

REMEDIATION OF MATERIAL WEAKNESSES

              To remediate the material weaknesses identified above, we have taken the following actions, in the periods specified below, which correspond to the material weaknesses identified above:

  We have worked and continue to work with our independent auditors during the first, second, and third quarters of 2006 and we retained a third-party consultant firm specializing in public company financial reporting to advise us and our Audit Committee regarding our financial reporting processes. These third-parties have assisted us in altering our financial reporting processes, which we expect will better enable us to timely file our periodic reports.
  We have reassigned and segregated job responsibilities of personnel within our finance and accounting department.
  We hired a new Chief Financial Officer in May 2006.
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
November 14, 2006