Form 10-K
period 2006-12-31
TMSF HOLDINGS INC
filed 2007-05-02
CIK 1100125

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2006 or

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

                                                                Title of class
                                                                Common Stock, $0.001 par value

              Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                          Yes [ ] No [X]

              Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                          Yes [ ] No [X]

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

                (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

              Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                          Yes [ ] No [X]

              On June 30, 2006 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,718,480 based on the closing sales price of common stock on the OTC Bulletin Board of the National Association of Securities Dealers.

             As of March 30, 2007, there were 15,000,000 shares of common stock outstanding ($0.001 par value).

DOCUMENTS INCORPORATED BY REFERENCE

              None.

TMSF HOLDINGS, INC.
2006 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

        This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, some of which are based on various assumptions and events that are beyond our control may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements, including, among other things, failure to achieve projected earning levels, the timely and successful implementation of strategic initiatives, the ability to generate sufficient liquidity, interest rate fluctuations, changes in assumptions regarding estimated loan losses or interest rates, the availability of financing and, if available, the terms of any financing, changes in estimations of origination and resale pricing of mortgages, changes in markets which we serve, including the market for Alt-A and fixed rate mortgages, changes in general market and economic conditions and other factors described in this annual report. For a discussion of the risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements see Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1. BUSINESS

        Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to TMSF Holdings, Inc., a Delaware corporation incorporated in October 2002, and its wholly owned subsidiaries, The Mortgage Store Financial, Inc., a California corporation incorporated in 1992 (“The Mortgage Store”)and CPV Limited, Inc., a California corporation incorporated in August 2003. In November 2002, we acquired The Mortgage Store - a nationwide mortgage lender - and changed our name to TMSF Holdings, Inc. Prior to the acquisition of The Mortgage Store, we operated as “Little Creek Inc.” and did not have any significant operational activity. In September 2005, we initiated a process to convert our business into a Real Estate Investment Trust (‘REIT’). On August 4, 2006 our board of directors unanimously decided to terminate the plan to reorganize our business operations to allow us to qualify and elect to be taxed as a REIT effective August 3, 2006. The Board determined that because of unfavorable market conditions, we will not be able to satisfy the conditions precedent to the consummation of the reorganization. Our Internet website address is www.tmsfholdings.com. We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the “SEC”). You can learn more about us by reviewing such filings and other information that we may file or furnish to the SEC at the SEC’s website at www.sec.gov.

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

Financing, Revenues, and Interest Rate Management

        Our business model relies primarily on our ability to originate mortgage loans and sell those loans on a servicing-released basis in the secondary mortgage market at prices that result in a competitive operating margin. Our primary components of revenue have been gain from the sale of loans, which is the excess of the sale price of the loan over its outstanding principal balance reduced by the direct costs of originating the loan, mortgage interest income, and loan origination fees.

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

        Currently, The Mortgage Store is an interim loan servicer, meaning that it services all of its loans on a temporary basis. The Mortgage Store will typically service the loans for purchasers of its loans for a period of up to 90 days after the sale date, at which time the servicing is transferred to the purchaser. Monies from the loans sold to non-affiliated buyers are typically received within a period between 30 and 60 days from origination.

        Mortgage loans enter our integrated team origination process through our wholesale channel, which solicits business from mortgage brokers, and our retail channel, which markets directly to the general public. Our wholesale channel currently has approximately 6,000 approved brokers of which approximately 1,500 actively conducted businesses with us during the year ended December 31, 2006. For the year ended December 31, 2006 and December 31, 2005, we originated approximately $2,049.7 million and $1,738.7 million of mortgage loans, respectively, of which approximately 94.4% and 88.9%, respectively, were generated through our wholesale channel and approximately 5.6% and 11.1%, respectively, were generated through our retail channel. Our business and profitability are sensitive to movements in interest rates. The level of total origination activity in the mortgage industry at large, which includes both conforming and non-conforming mortgage loans have decreased as higher interest rates make home buying more costly for consumers and refinancing of existing mortgages less attractive to current borrowers, and nationally, a general slowdown for new home sales; we expect this trend to continue for the foreseeable future. Our current business model contemplates growth, even in an environment with declining originated volume for the industry, by capturing additional market share. We expect that volume growth will increase more slowly in a rising interest rate environment than in a declining interest rate environment. Our ongoing business strategy will be to continue to grow volume. We intend to do that by expanding the geographical footprint of our sales organization into new territories, and, to continue to expand our sales efforts in our current markets. We intend to expand our sales presence in mid-America and on the east coast, as well as other western markets we do not currently service.

         The mortgage industry is highly competitive. As a result, we are not able to originate loans at rates higher than market rates. We primarily operate in the non-conforming sector and our borrowers typically have a combination of risk characteristics for which we can charge a higher interest rate than those for conforming loans. Our borrowers tend to engage more in cash-out refinances than rate or term refinances for conforming mortgage loans and borrowing activity is generally less sensitive to increases in interest rates. The Alt-A and Subprime markets have historically had higher percentages of cash-out refinances because of the borrowers’ characteristics, and because borrowers are accustomed to paying a higher interest rate than is available on conforming loans. Borrowers in these categories tend to use the equity in their property to fund other consumer needs, including debt consolidation and major consumer purchases.

Mortgage Loan Production

        We primarily originate non-conforming mortgage loans, which we refer to as Alt-A loans and subprime loans. Alt-A loans accounted for nearly 98.9% of our total loan production during the year ended December 31, 2006. Our Alt-A mortgage loans are principally secured by first-lien and second-lien mortgages and are made to borrowers whose credit profile meets the credit history and debt to income ratio guidelines of the Federal National Mortgage Association, or Fannie Mae, and Federal Home Loan Mortgage Corporation, or Freddie Mac, but have other loan characteristics that make them non-conforming under the guidelines of those agencies. For instance, our Alt-A mortgages may not have certain documentation or verifications that are required by the Fannie Mae or Freddie Mac guidelines or the loan size exceeds these guidelines. We also include our home equity line of credit, or HELOC, program in our Alt-A loan designation.

        We underwrite each mortgage loan we originate. We base our underwriting decisions primarily on our assessment of a number of factors that may be used to offset certain areas of credit weakness, including the borrower’s willingness and ability to pay, as reflected in the borrower’s income, historical patterns of debt repayment, and amount of equity in the borrower’s property. We have developed underwriting processes and criteria that we believe generate quality borrower data and appraisals, allowing us to make informed underwriting and risk-based pricing decisions and to approve and fund loans efficiently and profitably. Additionally, as a result of less favorable economic conditions and an increase in the number of borrower defaults and fraudulently obtained loans, we have tightened our mortgage loan lending and purchase requirements and the process we undergo to document loans.

         We expect to continue to use warehouse facilities to provide short-term financing for our mortgage loan originations.

         We have a wholesale division that solicits business from mortgage brokers and a retail division that markets directly to the general public. There are currently over 6,000 approved brokers out of which approximately 1,500 actively conduct business with us. For the year ended December 31, 2006, we originated approximately $2,049.7 million of mortgage loans, of which approximately $1,934.7 million were generated through third party brokers.

        Loan applications are processed and underwritten by us in accordance with established guidelines acceptable to our investors, and are funded directly through our own warehouse lines. We do not maintain any loan portfolio for our own account. We strive to sell the entire bulk of our funding within 30-60 days to investors for a cash premium price. The premium reflects the risk-adjusted value of the loan and is directly related to interest rates and borrower’s credit rating.

        We offer both fixed-rate and adjustable-rate loans, as well as loans with an interest rate that is initially fixed for a period of time and subsequently converts to an adjustable rate. We offer a wide variety of interest rates in combination with points paid, so borrowers can elect to pay higher points at closing to secure a lower rate over the life of the loan, or pay a higher interest rate and reduce or eliminate points payable at closing.

        We have traditionally engaged in alternative documentation lending, which in comparison with conventional types of mortgages allow borrowers with better credit ratings to obtain loans based on their good credit history instead of narrower underwriting criteria of full documentation loans. These Alt-A products currently constitute a substantial portion of our loan programs.

        We originate mortgage loans, which are secured by a primary deed of trust on the property up to a maximum of 100% of the value. We do not originate stand-alone second trust deed loans or loans with loan-to-value (“LTV”) ratios of over 100%. However, we may break a high LTV loan into a primary first trust deed and a concurrent second trust deed.

        We offer a wide range of mortgage products in an attempt to insulate the risk of over dependence on any product type and to increase the volume of production through existing broker relations. These programs include conventional and jumbo full-documentation loans, and sub-prime loans for borrowers with category “B” and “C” credit ratings in addition to Federal Housing Administrative (“FHA”) and Veteran’s Administration Insured (“VA”) loans and hybrid adjustable rate mortgages with initial fixed interest rate periods of two, three, five, and seven years that subsequently convert to adjustable rate mortgages.

        We believe that through such varied product mix, we can sustain production through different phases of economic cycles, which affect one category of loans more than others. We further believe that such a strategy will also enhance our relationship with existing brokers who benefit from one-stop shopping for all of their clients.

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

         Currently, we have a team of in-house account representatives who introduce our programs to brokers. We intend to expand our wholesale division as new geographic areas are added to our lending territories. Furthermore, we have a group of wholesale field representatives on whom we rely to establish personal relationships with mortgage brokers in their respective territories.

         To strengthen our retail division, we have introduced a commission structure to reward those loan officers who have established a long track record of profitable originations to maximize their income through association with us as a direct lender. We intend to develop similar networks in other states where we are licensed as a mortgage broker.

Origination Channels

     1. Wholesale Channel

        Our wholesale channel originates conforming and non-conforming residential mortgage loans through relationships with various mortgage bankers and mortgage brokers. Our wholesale channel currently has over 6,000 approved brokers of which approximately 1,500 actively conduct business with us. We provide a variety of mortgage products to our brokers, which allows them to better serve their customers. Mortgage brokers identify applicants, help the applicants complete the loan application paperwork, gather required information and documents, and act as our liaison with the applicant during the lending process. Since mortgage brokers generally submit a loan application to several lenders to compare rates and terms for the best offer, our policy is to provide a decision of pre-approval or denial of a loan within 24 hours of submission of the loan application. Upon receipt of a loan application, the applicant’s information and loan data are entered into the mortgage-banking database. Once the loan application is registered, it is reviewed by a member of the pre-approval underwriting staff to determine if the parameters of the loan applied for conform to program guidelines. The broker is then informed of pre-approval or denial of the loan application. If the loan is pre-approved, the broker submits the loan application file including required conditions to one of our integrated loan processing teams for level one underwriting to determine conditions for full underwriting and pricing of the loan. Once the rate and terms of the loan are accepted, the level two underwriting team reviews the pre-funding conditions and the quality control team conducts their pre-funding verification. Once these processes have been completed, the loan is submitted for funding.

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

        New brokers enter our wholesale network from various sources. Our account executives and marketing department as well as our website are the main sources for enlisting new brokers. Currently, we have a team of in-house account representatives who introduce our programs to brokers. We intend to expand our wholesale channel as new geographic areas are added to our lending territories. Furthermore, we have a group of wholesale field representatives on whom we rely to establish personal relationships with mortgage brokers in their respective territories. Brokers must meet various requirements and complete a broker application package, provide evidence of a state license, articles of incorporation, financial statements, resumes of key personnel, and other information as needed. The broker approval department compiles the broker files which are then reviewed by our in-house counsel to determine if the broker should be approved. When appropriate, we may use services such as MIDEX, the Mortgage Industry Data Exchange, to search for prior reports on a broker before final approval.

        New correspondent lenders become our customers from leads generated by our wholesale sales force. Our account executives, our marketing department, and our website are the main sources for new correspondent lenders. Generally, to become one of our approved correspondent lenders, a correspondent must meet various requirements, including minimum loan origination volume, completion of a seller application package, provide evidence of a state license, bank or thrift charter, financial statements, evidence of insurance and regulatory compliance, a copy of quality control procedures, resumes of key personnel, and other information as needed. Our broker approval department compiles this information for review and final approval by our in-house counsel.

     2. Retail Channel

         Our retail channel has 23 loan officers that operate from our headquarters in Los Angeles, California and 4 branch offices in California and Virginia. We interact with our borrowers through loan officers and direct-to-the-borrower tools such as the internet, telemarketing, or direct mailings. As part of our efforts to manage credit risk, all loan underwriting, closing, funding and shipping is managed centrally out of our headquarters. A typical retail branch consists of a branch manager, loan officers, and loan processors who are each properly licensed, where applicable.

         To strengthen our retail channel, we have introduced a commission structure to reward our loan officers who have established a long track record of profitable originations to maximize their income through association with us as a direct lender.

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

        We have two primary classifications of non-conforming loan programs. Our Alt-A loan programs are for prime and near-prime borrowers with alternative documentation or loan size in excess of the Fannie Mae or Freddie Mac guidelines. Our subprime loan programs are for borrowers with lower credit scores or with some credit blemishes. Generally, our Alt-A programs do not allow more than one isolated late mortgage payment within the last 12 months while our subprime programs allow for multiple late payments depending on the borrower’s credit score. In addition, the typical minimum credit score required for an Alt-A loan program is 620 while subprime programs permit credit scores as low as 500.

        Our underwriting guidelines are designed to help us evaluate the advisability of making a particular loan. For our full documentation program a borrower’s credit history and capacity to repay the loan are evaluated under the criteria set forth in our underwriting guidelines. In addition, for all of our loan programs our underwriters determine if the property that will secure the loan as collateral is adequate and review credit scores derived from the application of one or more nationally recognized credit-scoring models. Based on their analysis of these factors, our underwriters determine loan terms, including the interest rate and maximum combined loan-to-value (CLTV) ratio. We generally offer loans with higher interest rates and lower CLTVs to borrowers that have less favorable credit histories.

        A loan’s LTV is an important way for many loan originators and loan buyers to discern risk within a mortgage loan. The LTV percentage is calculated by using the first-lien loan principal balance as the numerator and the lower of the home’s sales price or appraised value as the denominator. A loan is said to have an 80% LTV if, for example, the home was purchased for $100,000 and the first-lien loan amount is $80,000. This assumes the appraised value of the home is at least $100,000. Another important factor is the CLTV. This measure is calculated the same way as the LTV except it includes not only the balance of the first lien loan, but also the balance of all other loans on the same mortgaged property.

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

         Our loans are underwritten both manually by qualified personnel and through an Automated Underwriting System (AUS). Our AUS is available through our internet-based portal to our network of approved mortgage brokers for immediate approval and pricing of loan applications. Declined loan applications may be reviewed by an underwriter. Furthermore, the AUS assists our underwriting personnel in their evaluation of loan applications by providing a summary of pertinent information and variation to the established guidelines. While we intend to expand the functionality of our automated decision system to enhance efficiencies, we will continue to use our staff to review income, transaction details, and appraisal documentation to ensure that the loan is underwritten in accordance with our guidelines.

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

Income Documentation

     1. Alt-A Loan Documentation Programs

        We offer a variety of income documentation options with our Alt-A programs, including: Full Documentation, Stated Income Documentation/Verified Assets, Stated Income Documentation/Stated Assets, No Income Documentation/Verified Assets (also known as No Ratio), 12 Months Bank Statements, and No Income/No Assets/No Employment. All of the programs under the Alt-A credit guidelines require verification of employment with the exception of “No Income/No Assets/No Employment”.

        Set forth below is a summary of our six Alt-A loan documentation programs:

  Full Documentation - Under this program, an underwriter reviews the borrower's credit report, loan application, property appraisal, and the documents that are provided to verify employment and bank deposits. This program requires documentation very similar to that required under the guidelines established by Fannie Mae and Freddie Mac, such as tax returns, W2s for the last 24 months and pay-stubs for the last 30-days.
  Stated Income Documentation/Verified Assets - Loans under this program are generally made to self-employed borrowers. The borrower's income as stated on the loan application must be determined to be reasonable for the related occupation, because the income is not independently verified. Verification of deposit from a bank/financial institution or 2 months of personal/business bank statements are acceptable documentation to verify the borrower's assets.
  Stated Income Documentation/Stated Assets - In this program, the borrower's income as stated on the loan application must be determined to be reasonable for the related occupation, because the income is not independently verified. In addition, the borrower's assets as stated on the loan application must be determined to be reasonable for the related occupation, because the assets are not independently verified.
  No Income Documentation/Verified Assets - In this program, the borrower's income is not stated on the loan application. Verification of deposit from a bank/financial institution or 2 months of personal/business bank statements are acceptable documentation to verify the borrower's assets.
  12 Months Bank Statements - In this program, we require the most recent 12 months personal/business bank statements. We use 75% of the average deposits for the last twelve months as a basis for income calculation.
  No Income/No Assets/No Employment - In this program, also known as a "No Doc" loan, because the loan application is left blank on income, assets and employment section, the loan is primarily extended based on the borrowers credit history and risk scores.

        On all of our documentation options within the Alt-A program, we calculate the amount of income from the sources indicated on the loan application or similar documentation, as per the requirements of each documentation type, review the credit history of the applicant, calculate the debt service-to-income ratio to determine the applicant’s ability to repay the loan, review the type and use of the property being financed, and review the appraised value of the property. The only Alt-A documentation options not requiring income to debt calculations are the “No Income/No Assets/No Employment” and “No Income/Verified Assets” options because income is not calculated or stated on the loan application on either documentation type. In determining the ability of the applicant to repay the loan, our underwriters use a qualifying rate that is equal to (i) the stated interest on fixed rate loans, (ii) the initial interest rate on loans which provide for two to seven years of fixed rate before the initial rate adjustment, or (iii) two percent above the initial interest rate on other adjustable-rate loans.

     2. Subprime Documentation Programs

         Aggregated, our subprime programs represent less than 0.5% of our production for the year ended December 31, 2006. Our subprime underwriting guidelines include three levels of applicant documentation requirements, referred to as the “Full Documentation,” “Stated Income Documentation” and “12 Months Bank Statements” programs. Under the Full Documentation program, we review the actual income documentation such as tax returns and W2s to calculate the borrower’s income for the last 12 months (compared to 24 months on Alt-A). On the “12 Months Bank Statements” program, we use 75% of the average deposits for the last twelve months as a basis for income calculation. On Stated Documentation programs, we review the applicant’s source of income based on the amount of income the borrower has stated on the loan application without any actual documentation.

        On all of our subprime documentation programs, we calculate the amount of income from sources indicated on the loan application or similar documentation, as per the requirements of each documentation type, review the credit history of the applicant, calculate the debt service-to-income ratio to determine the applicant’s ability to repay the loan, review the type and use of the property being financed, and review the appraised value of the property. The typical terms for subprime programs are 2, 3 and 30 year fixed. However, in determining the ability of the applicant to repay the loan, our underwriters use a qualifying rate that is equal to (i) the stated interest on fixed rate loans, (ii) the initial interest rate on loans which provide for two to seven years of fixed rate before the initial rate adjustment, or (iii) two percent above the initial interest rate on other adjustable-rate loans.

     3. Documentation Applicable to All Loans

        Our underwriting guidelines require that our mortgage loans be underwritten in standardized procedure that complies with applicable Federal and state laws and regulations, and requires our underwriters to be satisfied with the value of the property being financed, as indicated by the appraisal and appraisal review. Our Alt-A and subprime loan programs have a general maximum loan amount of $1.0 million for Alt-A and $0.5 million for subprime; however, larger loans may be approved on a case-by-case basis.

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

Alt-A Underwriting Guidelines

        Our underwriting guidelines for Alt-A loans are summarized in the chart below:

Alt-A Combo Loans (first and second liens)	Combo Program Owner Occupied:	Combo Program Investment/2nd home:
	Maximum CLTV/Loan Amt/FICO(1)	Maximum CLTV/Loan Amt/FICO(1)

Full Documentation	100% / 620+ (660 3-4 units)	95% / 620+; 100% / 681+
Stated Income/Verified Assets	100% / 620+ (660 3-4 units)	95% / 660+
Stated Income/Stated Assets	100% / 720+ (1-2 units)	N/A
12 Months Bank Statements	100% / 620+ (660 3-4 units)	not allowed Investment/2nd home
No Income/Verified Assets	100% / 660+	95% / 660+
No Documentation	N/A	N/A

Mortgage History(2)	0x30 12 mos / 1x30 24 mos	0x30 12 mos / 1x30 24 mos

Credit Parameters
Bankruptcy	36 mos since discharge	36 mos since discharge
Foreclosure	36 mos since discharge	36 mos since discharge
Maximum loan amount: (3) (4)	$1M combined	$650K combined

Alt-A (first liens only):	Owner Occupied	Investment & 2nd Home:
	Maximum LTV/Loan Amt/FICO(1)	Maximum LTV/Loan Amt/FICO(1)

Full Documentation	95%/500K/620+	90%/500K/660+
Stated Income/Verified Assets	95%/500K/620+	90%/500K/680+
Stated Income/Stated Assets	95%/500K/620+	90%/500K/680+
12 Months Bank Statements	N/A	N/A
No Income/Verified Assets	95%/500K/660+	90%/500K/680+
No Documentation	90%/500K/660+	80%/650K/620+

Mortgage History(2)	0x30 12 mos / 1x30 24	mos 0x30 12 mos / 1x30 24 mos

Credit Parameters
Bankruptcy	24 mos since discharge	24 mos since discharge
Foreclosure	36 mos since discharge	36 mos since discharge

(1)	FICO means a credit score developed by Fair Issac & Co.

(2)	0x30 means no late payment during the prior 12 months and 1x30 means one late payment during the prior 12 months.

(3)	Maximum amount not available for all FICOs.

(4)	First and second liens.

Subprime Risk Categories

        Under our underwriting guidelines for subprime loans we have established six principal risk categories ranging from “A” to “C-” for grading the credit history of potential subprime borrowers. Generally, borrowers in lower credit grades are less likely to satisfy the repayment obligations of a mortgage loan, and therefore, are subject to lower LTV thresholds and are charged higher interest rates and loan origination fees.

        The following table summarizes our underwriting guidelines for subprime loans by risk classification:

	A Credit	A- Credit	B Credit	B- Credit	C Credit	C- Credit

Amount (1)	$500,000 Full	$500,000	$500,000	$400,000	$350,000	$300,000
	Documentation
Maximum
LTV/CLTV:

Full Documentation	100%(2)	90%(2)	85%	85%	75%	65%
Stated Income	90% / $400,000	80%	75%	70%	not allowed	not allowed
12 Month Bank Statements	90%	85%	80%	75%	70%	not allowed

FICO/Mortgage History(3)(4)	580/0x30	560/2x30	520/1x30	500/1x30	500/3x30	500/1x90
	600/2x30	580/3x30	540/2x30	520/3x30	520/1x60
	620/3x30	620/1x60	560/3x30	560/1x60	540/1x90
			580/1x60	620/1x90
Credit Parameters
Bankruptcy (5)	36 months	24 months	18 months	12 months	12 months	12 months
Foreclosure	36 months	24 months	18 months	12 months	12 months	12 months

(1)	Maximum amount not available at all FICOs.

(2)	No late mortgage payments allowed for 100% CLTV.

(3)	FICO means a credit score developed by Fair Issac Co.

(4)	0x30 means no late payments, 1x30 means maximum of one 30 day late payment, 2x30 means maximum of two 30-day late payments, 1x60 means maximum of one 60 day late payment, 1x90 means maximum of one 90-day late payment; and 2x90 means maximum of two 90-day late payments, in each case during the prior 12 months.

(5)	Bankruptcy means time from Chapter 7 discharge or from Chapter 13 filing.

        We evaluate our underwriting guidelines on an ongoing basis and periodically modify the guidelines to reflect our current assessment of various issues related to an underwriting analysis. In addition, we may adopt new underwriting guidelines, or modify existing underwriting guidelines as we deem appropriate for any new loan products we may offer or to comply with requirements of the buyers of our loans.

Quality Control

        Our loan quality control process is designed to help us ensure sound lending practices and compliance with our underwriting guidelines. As of December 31, 2006, we had 26 employees performing quality control and pre-funding and post-funding audits. Before funding a loan, the quality control personnel on the loan processing team will perform a “pre-funding quality control audit,” which consists of the verification of a borrower’s credit profile and employment utilizing automated services and verbal verification. One of the services we use is an automated data integrity search and scoring system, which helps us identify discrepancies between the information provided by the borrower on their loan application and the information retained by national credit reporting agencies. Properties underlying our mortgage loans are typically appraised by an appraiser that is nationally recognized and selected by the submitting broker. During the majority of 2006 we assigned all original appraisals for review to a nationally recognized independent appraisal review company, which performed either a desk or a field review of the subject property depending on the size of the mortgage loan, to confirm that the collateral securing the note is adequate prior to funding. In October of 2006 we began utilizing an insured automated valuation model which protects us against certain types of appraisal fraud.

        In addition to the quality control personnel assigned to our integrated loan processing teams, we have a separate group of quality control personnel conducting post-funding audits on each loan. The post-funding audit is a review to ensure that every document required by the underwriters for that loan is in the loan file. We do not release fees owed the broker until this audit has been completed and all required documents have been received. The audit also verifies that each document required by the underwriter is in the loan file and verifies occupancy if the audited loan is secured by owner-occupied real estate.

Funding and Sales of Mortgage Loans

        As of December 31, 2006, we had three warehouse facilities with two financial institutions with aggregate commitments of $504 million. This included an early purchase facility with Washington Mutual which had a maximum commitment of $300 million and a repurchase agreement with Lehman Brothers which had a maximum commitment amount of $200 million. The cost of borrowing on these lines is a variable rate equal to 1 month LIBOR plus a margin between 1.0% and 1.375%. On some of our warehouse lines, the cost of borrowing on loans that are aged more than a specified time period would increase to a margin of up to 5%. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Loan Sales

        Historically, we have followed a strategy of selling for cash substantially all of our loan originations on a servicing released basis. We have sold our loans to a variety of buyers including Bear Stearns, CBASS, DLJ Mortgage Capital, IMPAC Funding Corporation, Indy Mac, Lehman Brothers Bank, Morgan Stanley, RFC, and Washington Mutual, among others. We sold $2,005.3 million of loans during 2006 as compared to $1,740.7 million of loans during 2005 and $863.7 million during 2004. Loan sales are made on a regular basis as optimal pool size is accumulated. We did not sell any loans through securitization during these periods.

        Cash gain on sale of mortgage loans represented 76.1% of our total loan income for 2006, as compared to 74.8% and 78.2% of our total loan income for 2005 and 2004, respectively. We maximize our cash gain on sale of mortgage loans by closely monitoring the buyer’s requirements and grouping loan types that meet each buyer’s purchase criteria for highest pricing.

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

         As of December 31, 2006, we had outstanding requests to repurchase loans with an aggregate principal balance, plus accrued interest, of $50.5 million, for which we have loss reserves of $15.2 million. As of December 31, 2005, we had requests to repurchase loans with an aggregate principal balance, plus accrued interest, of $10.1 million, with associated reserves of $1.2 million. The increase in the reserve is the result of higher repurchase demands, which resulted primarily from the significant increase in overall loan originations during 2006 versus 2005 and closer scrutiny of various breaches in representations and warranties by various investors who purchased our loans during 2006.

        In some cases where the investors request us to repurchase loans due to early payment defaults, we agree mutually with the investor to change the pricing for the purchased loan in lieu of repurchase. Thereafter, we would not have any obligation to repurchase the same loan for payment default. In other cases we provide indemnification against losses to the investor in lieu of repurchase. We provide for such losses when the loans are sold with limited recourse.

Loan Servicing

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

        To date, we have performed the servicing functions on the mortgage loans we originated on an interim basis before the transfer of the servicing to the purchasers of the loans, which is generally between 60 and 90 days after the origination of the loan. At December 31, 2006, we serviced approximately $303.2 million in mortgage loans on an interim basis, with a staff of 7 people, as compared with $301.4 million with a staff of 8 people at December 31, 2005.

Interest Rate Management

        Our profits depend, in part, on the difference, or “spread,” between the effective rates of interest received by us on the loans we originate and the interest rates payable by us under our warehouse facilities. The spread can be adversely affected because of interest rate increases during the period from the date the loans are originated until the sale of such loans.

        Since we historically have retained loans for a short period of time pending their sales, we have not engaged in hedging activities to date. However, in the future we may hedge our variable-rate mortgage loans, which may include forward sales of mortgage loans, interest rate caps and floors and buying and selling of futures and options on futures. The nature and quantity of hedging transactions will be determined by our management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. No assurance can be given that any such hedging transactions will offset the risks of changes in the interest rates, and it is possible that there will be periods during which we may incur losses after accounting for our hedging activities.

Our Operating and Financial Policies

        The following is a discussion of our policies with respect to distributions, investments, financing, lending, and certain other activities. Our policies with respect to these activities may be reviewed and amended or revised from time to time by our Board of Directors or as applicable, the directors of our subsidiaries, without a vote of our stockholders.

     Investment Policies

        We do not intend to retain a substantial portion of the mortgage loans we originate on our balance sheet. We expect that our mortgage loan portfolio will consist primarily of a mix of fixed and adjustable rate, conforming and non-conforming mortgage loans secured by first and second mortgages on residential real property. We expect to finance these mortgage loan originations using our consolidated equity capital and warehouse financing lines.

        We may acquire other investments that include mortgage-backed securities, collateralized mortgage obligations, mortgage derivative securities, including interest only securities and principal only securities, equity and debt securities issued primarily by other mortgage-related finance companies, interests in mortgage-related collateralized bond obligations, other subordinated interests in pools of mortgage-related assets, and commercial mortgage loans and securities.

        Our investment policies currently do not include making direct investments in real estate or interests in real estate other than as described below.

        We will engage primarily in the business of originating, purchasing and selling first-lien and second-lien conforming and non-conforming residential mortgage loans. We will originate loans on the basis of the borrower’s ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment, and the appropriateness of the loan collateral (including the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio. The interest rate and maximum loan amount are determined based upon our underwriting guidelines.

      Leverage Policy

        We generally expect to borrow in excess of 10 to 15 times the amount of our consolidated equity capital, although our actual debt to equity ratio may vary from time to time depending on market conditions, our estimates of the stability of our mortgage loan portfolio cash flows, and other factors deemed relevant from time to time by our management and Board of Directors.

      Hedging Policy

         We may conduct certain hedging activities intended to protect our mortgage loan portfolio and related debt against the effects of major interest rate changes. Our hedging strategy will be intended to enable us to earn consistent levels of net interest income in periods of generally stable, as well as rising or declining, interest rates. Specifically, our hedging program will likely be formulated with the intent of mitigating the potential adverse effects of changes in interest rates on net interest income. We may also engage in interest rate risk management to attempt to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) on our loans held for sale.

        We intend to use several tools and risk management strategies to monitor and address interest rate risk. These tools will allow us to monitor and evaluate our exposure to interest rates and to manage the risk profile of our mortgage loan portfolio in response to changes in market conditions. As part of our interest rate risk management process, we may use swaps, caps, floors or other derivative instruments. We may also use other hedging instruments including mortgage derivative securities.

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

        We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of indebtedness, including overall prudence, the purchase price of assets to be acquired with debt financing, the estimated market value of our assets upon refinancing and our ability to generate cash flow from our operations or from particular assets to cover expected debt service. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Competition

        We face intense competition in the business of originating and selling conforming and non-conforming mortgage loans. Our competitors in the industry include consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Many of these entities are substantially larger and have considerably greater financial, technical and marketing resources than we do. From time to time, one or more of these companies may be dominant in the origination and sale of mortgage loans. In addition, many financial services organizations that are much larger than us have formed national loan origination networks offering loan products that are substantially similar to our loan programs. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. In addition, the current level of gains realized by us and our competitors on the sale of non-conforming loans could attract additional competitors into this market. Additional competition may lower the rates we can charge borrowers, thereby potentially lowering future gain on sales of loans. In the future, we may also face competition from, among others, government-sponsored entities that may enter the non-conforming mortgage market. Existing or new loan purchase programs may be expanded by Fannie Mae or Freddie Mac, to include non-conforming mortgages, particularly those in the “A-” category, which constitutes a significant portion of our loan production.

        As the number of mortgage refinance opportunities diminish, the mortgage industry may experience a consolidation that may reduce the number of correspondents and independent mortgage bankers and brokers, reducing our potential customer base and resulting in our mortgage operations acquiring and originating a larger percentage of mortgages from a smaller number of customers. In addition, until and if the consolidation occurs in the mortgage industry, price competition among competitors can affect the profitability on the sale of mortgage loans or the return on investments if mortgage lenders cut their profit margins to maintain current production levels. Changes of this nature could negatively impact our business.

        We depend primarily on correspondents, independent mortgage bankers and brokers for the acquisition and origination of mortgages. Independent mortgage bankers and brokers deal with multiple lenders for each prospective borrower. We compete with these lenders for the independent bankers’ and brokers’ business on the basis of price, service, loan fees, costs and other factors. Our competitors also seek to establish relationships with such bankers and brokers, who are not obligated by contract or otherwise to maintain their business with us.

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

        We are subject to certain disclosure requirements under the Truth-in-Lending Act (TILA) and Regulation Z promulgated under TILA. TILA is designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loan and credit transactions. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including loans of the type originated by us. In addition, TILA gives consumers, among other things, a right to rescind loan transactions in certain circumstances if the lender fails to provide the requisite disclosures to the consumer.

        We are also subject to the Homeownership and Equity Protection Act of 1994 (the “High Cost Mortgage Act”), which makes certain amendments to TILA. The High Cost Mortgage Act generally applies to consumer credit transactions secured by the consumer’s principal residence, other than residential mortgage transactions, reverse mortgage transactions or transactions under an open end credit plan, in which the loan has either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $400 or (ii) an annual percentage rate of more than ten percent higher than United States Treasury securities of comparable maturity (“Covered Loans”). The High Cost Mortgage Act imposes additional disclosure requirements on lenders originating Covered Loans. In addition, it prohibits lenders from, among other things, originating Covered Loans that are underwritten solely on the basis of the borrower’s home equity without regard to the borrower’s ability to repay the loan and including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The High Cost Mortgage Act also restricts, among other things, certain balloon payments and negative amortization features.

        We are also required to comply with the Equal Credit Opportunity Act of 1974, as amended (“ECOA”), and Regulation B promulgated thereunder, the Fair Credit Reporting Act, as amended, the Real Estate Settlement Procedures Act of 1975, as amended, and the Home Mortgage Disclosure Act of 1975, as amended. ECOA prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status. Regulation B restricts creditors from requesting certain types of information from loan applicants. The Fair Credit Reporting Act, as amended, requires lenders, among other things, to supply an applicant with certain information if the lender denies the applicant credit. RESPA mandates certain disclosure concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services. In addition, we must file an annual report with the U.S. Department of Housing and Urban Development (“HUD”) pursuant to the Home Mortgage Disclosure Act, which requires the collection and reporting of statistical data concerning loan transactions.

        In the course of our business, we may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. In such event, we could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

        Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. Currently there are various proposed laws, rules and regulations, which, if adopted, could impact us. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict our ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by us, or otherwise adversely affect our business prospects.

Employees

        At December 31, 2006 we had 342 salaried employees and 101 commission-based employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

ITEM 1A. RISK FACTORS

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

             We cannot assure you that we will be able to generate the amount of cash required to successfully execute our business plan. Our inability to access the capital markets could have a negative impact on our operations and ability to generate income.

We depend on our warehouse facilities to execute our business plan and our inability to access funding could have a material adverse effect on our results of operations, financial condition, and business.

             Our ability to fund our mortgage loans depends to a large extent upon our ability to secure warehouse financing on acceptable terms. The Mortgage Store currently funds the mortgage loans it originates through warehouse facilities under which it is the borrower. We can provide no assurance that we will be successful in establishing sufficient warehouse facilities either by increasing the amounts available under existing warehouse facilities or by the addition of new warehouse facilities. The majority of The Mortgage Store’s current warehouse facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loans documents. Substantially all of our mortgage loans are initially “wet” funded. As of December 31, 2006, the aggregate amount of funds available to “wet” fund loans under the warehouse facilities was approximately $146.0 million.

             As of December 31, 2006, we financed substantially all of our existing loans through three warehouse facilities with two financial institutions. Each of our existing warehouse facilities is renewable for one-year terms. Because our warehouse facilities are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

             It is possible that the lenders that provide us with financing, either under our existing warehouse facilities or under any new warehouse facilities, could experience changes in their ability to advance funds to us, independent of our performance or the performance of our mortgage loans. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the warehouse facilities they provide to us. Our lenders also may revise their eligibility requirements for the types of residential mortgage loans they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Financing of equity based lending, for example, may become more difficult in the future. Moreover, the amount of financing we receive under our mortgage loan warehouse facilities is directly related to the lender’s valuation of the mortgage loans that secure the outstanding borrowings. Our current mortgage loan warehouse facilities grant the respective lender the absolute right to reevaluate the market value of the mortgage loans that secure our outstanding borrowings at any time. In the event a lender determines that the value of the mortgage loans has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional mortgage loans to such lender without any advance of funds from the lender for such transfer of mortgage loans or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, and business.

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
  reduce liquidity below certain levels;
  grant liens;
  incur operating losses for more than a specified period;
  enter into transactions with affiliates; and
  hold mortgage loans for longer than established time periods.

             These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may significantly harm our business, financial condition, liquidity and results of operations.

Any significant margin calls under our financing facilities would adversely affect our liquidity and may adversely affect our financial results.

        During periods of disruption in the financial markets, the mortgage industry may experience substantial turmoil as a result of a lack of liquidity in the secondary markets. At such times, investors may be unwilling to purchase loans due to various reasons including, but not limited to, market uncertainty and narrowing spreads compared to treasury rates.

        As a result, during these periods, many mortgage originators, including us, may be unable to access the secondary markets on favorable terms. This may result in some companies declaring bankruptcy. Some companies, like us, may be required to sell loans on a whole loan basis to repay short-term borrowings. However, the large amount of mortgages available for sale on a whole loan basis may create an oversupply and affect the pricing offered for these mortgages, which in turn may reduce the value of the collateral underlying the financing facilities. Therefore, many providers of financing facilities may initiate margin calls. Margin calls may result when our lenders evaluate the market value of the collateral securing our financing facilities and require us to provide them with additional equity or collateral to secure our borrowings.

        Our financing facilities are short-term borrowings and in the event of a market disruption, many traditional providers of financing facilities may be unwilling to provide facilities on favorable terms, or at all. Our current financing facilities continue to be short-term borrowings and we expect this to continue. If we cannot renew or replace maturing facilities, we may have to sell, on a whole loan basis, the mortgages securing these facilities, which, depending upon market conditions may result in substantial discount in proceeds we receive on sale.

Our delinquency ratios, our performance, and financial condition may be adversely affected by the performance of third party servicers who service our mortgages.

         Historically, The Mortgage Store has sold its mortgage loans on a servicing released basis. We do not expect to have significant servicing operations in the future and we will need to contract with a servicer to service our mortgage loans. We cannot assure you that we will be able to contract with a suitable servicer or if we do so that the servicer will continue servicing our mortgage loans. If we are unable to engage a servicer, in addition to providing the servicing of the mortgage loans, we could be required to make advances for delinquent payments and other servicing related costs, which could have a negative effect on our results of operations and financial condition.

         We sell servicing rights or contract with third-parties for the servicing of all mortgages, and intend to do so for those loans in any future securitizations. Our operations are subject to risks associated with inadequate or untimely servicing. Poor performance by servicing or servicing department may result in greater than expected delinquencies and losses on our mortgages. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs.

Representations and warranties and protections against early payment default made by us in our loan sales may subject us to liability.

        We transfer and intend to transfer mortgages acquired and originated by us to third parties in exchange for cash. The purchaser will have recourse against us with respect to the breach of the standard representations and warranties made by us at the time such mortgages are transferred. While we generally have recourse against our customers for any such breaches, there can be no assurance of our customers’ abilities to honor their respective obligations. Also, we engage in whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We generally limit the potential remedies of such purchasers to the potential remedies we receive from the customers from whom we acquired or originated the mortgages. In some cases, however, the remedies available to a purchaser of mortgages from us may be broader than those available to us against the sellers of the mortgages and should a purchaser enforce its remedies against us, we may not always be able to enforce whatever remedies we have against our customers. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount.

         In the ordinary course of our business, we are subject to claims made against us by borrowers arising from, among other things, losses that are claimed to have been incurred as a result of alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of our employees, officers and agents (including our appraisers), incomplete documentation and our failure to comply with various laws and regulations applicable to our business. Any claims asserted against us may result in legal expenses or liabilities that could have a material adverse effect on our results of operations or financial condition.

        There has been an increase in production of our loan product which is characterized as “interest only” and option-ARM loans. There have been recent announcements by federal regulators concerning interest-only loan programs, option-ARM loan programs and other ARM loans with deeply discounted initial rates and/or negative amortization features. There is increasing public policy debate focused on the rapid increase in the use of loans with interest-only features that require no amortization of principal for a protracted period or loans with potential negative amortization features, such as option payment ARMs. Already one rating agency (Standard & Poors) has required greater credit enhancements for securitization pools that are backed by option-ARMs. These changes could make the product less available as financing options and hence this could have a material affect on the value of such products.

A prolonged economic downturn or recession would likely result in a reduction of our mortgage origination activity which could adversely affect our financial results.

        The United States economy has undergone in the past and may undergo in the future, a period of economic slowdown, which some observers view as a recession. An economic downturn or a recession may have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages may adversely affect our ability to maintain or expand our long-term mortgage portfolio, our principal means of generating earnings. In the case of our mortgage operations, a decline in mortgage origination activity may result in fewer loans that meet the criteria for purchase or sale, thus resulting in a reduction in interest income and fees and gain on sale of loans. We may also experience larger than previously reported losses on our long-term mortgage due to a higher level of defaults or foreclosures or higher loss rates on our mortgages should there be a period of economic slowdown.

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

        We do not set limitations on the percentage of our long-term mortgage origination for properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the years ended December 31, 2006, 2005, and 2004 approximately 72.5%, 64.2%, and 71.4% by loan amount, respectively, of the loans we originated were collateralized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or wildfire, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans or cause losses in our investment portfolio, and significantly harm our business, financial condition, liquidity and results of operations.

        Furthermore, certain areas, such as California, may suffer a greater amount of natural hazards. If borrowers are not insured for natural disasters, which are typically not covered by standard hazard insurance policies, then they may not be able to repair the property or may stop paying their mortgages if the property is damaged. This would cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters. This would have a material adverse effect on our results of operations or financial condition.

The residential mortgage origination business is a cyclical industry and it has recently been at a relatively high level and is expected to decline in subsequent years, which could reduce our current levels of loan origination and our ability to generate net income in the future.

        The residential mortgage origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The residential mortgage industry has experienced rapid growth over the past few years largely due to historically low interest rates. During periods of rising interest rates, rate and term refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Our historical performance may not be indicative of results in a rising interest rate environment, and our results of operations may be materially adversely affected if interest rates rise.

We face intense competition that could adversely impact our market share and our revenues.

        We face intense competition from finance, investment banking companies, banking companies, mortgage Real Estate Investment Trusts (REITs), internet-based lending companies with relatively low entry barriers and, to a growing extent, from traditional bank and thrift lenders that have entered the non-conforming mortgage industry. As we seek to expand our business further, we will face a significant number of additional competitors, many of whom will be well established in the markets we seek to penetrate. Many of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources.

        We also compete with federally chartered institutions and their subsidiaries that operate in a multi-state market environment. Federal statutes and rules governing federally chartered banks and thrifts allow those entities to engage in mortgage lending in multiple states on a substantially uniform basis and without the need to comply with state licensing and other laws including state and local “anti-predatory lending” laws affecting mortgage lenders. Federal regulators have expressed their position that these preemption provisions benefit mortgage subsidiaries of federally chartered institutions, as well. In January 2004, the Comptroller of the Currency finalized preemption rules that confirm and expand the scope of this Federal preemption for national banks and their operating subsidiaries. Such Federal preemption rules and interpretations generally have been upheld in the courts. In addition, such federally chartered institutions, and their subsidiaries have defenses under Federal law to allegations of noncompliance with such state and local laws that are unavailable to us. Moreover, at least one national rating agency has announced that, in recognition of the benefits of preemption, it will not require additional credit enhancement by federally chartered institutions when they issue securities backed by mortgages from a state with predatory lending laws. As a non-federally chartered entity, we will continue to be subject to such rating agency requirements arising from state or local lending-related laws or regulations should we issue public mortgage securities. Accordingly, as a mortgage lender that is generally subject to the laws of each state in which we do business, except as may specifically be provided in rules applicable to all lenders (such as the Fair Credit Reporting Act, Real Estate Settlement Procedures Act or Truth in Lending Act), unlike those competitors, we are generally subject to all state and local laws applicable to mortgage lenders in each jurisdiction where we lend, including new laws directed at nonconforming mortgage lending. This disparity may have the effect of giving those chartered institutions legal and competitive advantages.

             The government-sponsored entities Fannie Mae and Freddie Mac have a size and cost-of-funds advantage that allows them to purchase mortgage loans with lower rates and fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including non-conforming mortgage loans, they do have the authority to buy mortgage loans. A material expansion of their involvement in the market to purchase non-conforming mortgage loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the non-conforming mortgage industry.

             The intense competition in the non-conforming mortgage sector has also led to rapid technological developments, evolving industry standards, and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the internet, we may be required to make significant changes to our existing retail and wholesale structure and information systems to compete effectively. Our inability to continue enhancing our existing internet capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity, and results of operations.

             Competition in the industry can take many forms, including interest rates and costs to originate a mortgage loan, less stringent underwriting standards, convenience in obtaining a mortgage loan, type of mortgage loans, customer service, amount and term of a mortgage loan and marketing and distribution channels. Increased competition could have the effect of:

  lowering gains that may be realized on our mortgage loan sales;
  lowering the interest rates, origination points and fees we are able to charge borrowers or otherwise affecting mortgage loan terms;
  reducing the volume of our mortgage loan originations;
  lowering the value of our mortgage loans held for sale;
  increasing our costs of originating, and selling mortgage loans;
  increasing our costs in connection with providing customer service and marketing;
  increasing the demand for our experienced personnel and, therefore, the possibility that our personnel may be recruited by our competitors; and
  lowering the industry standard for non-conforming underwriting guidelines, by for example, providing for less stringent LTV ratio requirements as competitors attempt to increase or maintain market share in the face of increased competition.

             The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the non-conforming mortgage market. Any increase in these pricing and underwriting pressures could reduce the volume of our mortgage loan originations and sales and significantly harm our business, financial condition, liquidity, and results of operations.

             The expected cyclical decline in the mortgage industry’s overall level of originations following 2006 may lead to increased competition for the remaining loans. We cannot assure you that we will be able to continue to compete effectively in the markets we serve and our results of operations, financial condition, and business could also be materially adversely affected to the extent our competitors significantly expand their activities in our markets.

A reduction in the demand for our loan products may adversely affect our operations.

             The availability of sufficient mortgages meeting our criteria is dependent in part upon the size and level of activity in the residential real estate lending market and, in particular, the demand for residential mortgages, which is affected by:

  interest rates;
  national economic conditions;
  residential property values; and
  regulatory and tax developments

             If our mortgage originations decline, we may have:

  decreased economies of scale;
  higher origination costs per loan;
  reduced fee income; and
  smaller gains on the sale of mortgages.

        As a result of less favorable economic conditions and an increase in the number of borrower defaults and fraudulently obtained loans, we have tightened our mortgage loan lending and purchase requirements and the processes we undergo to document loans. There may be fewer borrowers and loans that qualify under these revised standards, and we may face increased competition from lenders and loan purchasers with less rigorous standards. As a result, our loan originations may decline. A decline in our loan originations would decrease the volume of assets available to us for sale, which could adversely affect our results of operations and financial condition.

If we do not manage our growth effectively, our financial performance could be harmed.

             In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational, and financial infrastructure. As of December 31, 2006 and December 31, 2005, we had 342 and 235 salaried employees respectively, and 101 and 76 commission-based employees, respectively. Many of our current employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. As a result of these pressures, we cannot assure you that we will be able to:

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

             We depend upon our wholesale account executives and retail mortgage loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers, and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers, account executives, and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves our company there is an increased likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. We cannot guarantee that we will be able to attract or retain qualified personnel at reasonable costs or at all. If we are unable to attract or retain a sufficient number of skilled executive officers, account executives, or loan officers, we will be unable to execute our business strategy.

If we are unable to maintain and expand our network of independent brokers, our loan origination business may decrease.

             A significant majority of our originations of mortgage loans come from independent brokers. For the year ended December 31, 2006, approximately 1,500 brokers, from a list of over 6,000 approved brokers, submitted loans to us; no broker represented more than 5% of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity, and results of operations.

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

              We are currently integrating our I-Serve automated system for the purpose of origination and processing of loan files. Any substantial interruptions in this system or our inability to adjust it for our future use may adversely effect our operations.

Originations of “No Income Documentation/No Verified Assets” loans may expose us to a higher risk of delinquencies, foreclosures, and losses.

              We have experienced a rapid increase in our originations of “no income documentation/no verified assets” loans as we have focused on marketing these new products. In making these loans we generally place the most significant emphasis on the value of the property relative to the amount of the loan, rather than on a determination of the borrower’s ability to repay the loan from salary or savings. While the risk of losing one’s home is a powerful incentive to make scheduled mortgage payments, it is possible that a borrower simply does not have enough money to meet loan obligations and the lack of verification may thus make it more likely that a borrower will default on the loan. In this regard, the Mortgage Bankers Association of America, or MBAA, issued “Housing and Mortgage Markets: An Analysis” on August 23, 2005 in which it raised the issue of the relationship between borrower default and lack of verification of a borrower’s ability to repay a loan. It referenced other studies finding an increasing volume of stated income and no income lending in the Alt-A market. The MBAA suggested that this could indicate that these lending practices are extending beyond the intended creditworthy clientele and noted anecdotal evidence that some brokers or lenders are using the stated income programs to qualify borrowers who would not qualify under standard underwriting. When layered with other risk factors, the report comments that such lending practices are a risk factor that could lead to increases in default and loss rates in certain areas if unfavorable economic circumstances occur.

Our mortgage products may expose us to greater credit risks.

               We are an originator of primarily Alt-A mortgages, and to a lesser extent, subprime mortgages. These are non-conforming mortgages that generally do not qualify for purchase by government-sponsored agencies such as Fannie Mae and Freddie Mac. Our operations may be negatively affected due to these mortgages. Credit risks associated with these mortgages may be greater than those associated with conforming mortgages. The interest rates on these mortgages are often higher than those charged for conforming loans in order to compensate for the higher risk and lower liquidity. Lower levels of liquidity may cause us to hold loans or other mortgage-related assets supported by these loans that we otherwise would not hold. By doing this, we assume the potential risk of increased delinquency rates and/or credit losses as well as interest rate risk. Additionally, the combination of different underwriting criteria and higher rates of interest leads to greater risk, including higher prepayment rates and higher delinquency rates and/or credit losses. We also have interest only and option-ARM loan programs that allow a borrower to pay only the stated interest or less than the stated interest, respectively, attributable to their loan for a set period of time. If there is a decline in real estate values borrowers may default on these types of loans since they have not reduced their principal balances, which, therefore, could exceed the value of their property. In addition, a reduction in property values would also cause an increase in the LTV ratio for that loan which could have the effect of reducing the value of that loan.

               There has been an increase in the production of our loan products which are characterized as interest only and option-ARM loans. There have been recent announcements by Federal regulators concerning interest-only loan programs, option-ARM loan programs and other ARM loans with deeply discounted initial rates and/or negative amortization features. There is increasing public policy debate focused on the rapid increase in the use of loans with interest-only features that require no amortization of principal for a protracted period or loans with potential negative amortization features, such as option payment ARMs. One rating agency (Standard &Poors) has required greater credit enhancements for securitization pools that are backed by option-ARMs. These changes could make the product less available as financing options and hence this could have a material affect on the value of such products.

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

             Many of the mortgage loans we make are underwritten under “limited” or no documentation program, which generally place the most significant emphasis on the LTV ratio based on the full value of the property and not on a determination of a borrower’s ability to repay the loan. On May 16, 2005, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union Administration jointly issued “Credit Risk Management Guidance for Home Equity Lending.” The guidance promotes sound credit risk management practices for institutions engaged in home equity lending, both home equity lines of credit and closed-end home equity loans. Among other risk factors, the guidance cautions lenders to consider all relevant risk factors when establishing product offerings and underwriting guidelines, including a borrower’s income and debt levels, credit score (if obtained), and credit history, as well as the loan size, collateral value, lien position, and property type and location. It stresses that prudently underwritten home equity loans should include an evaluation of a borrower’s capacity to adequately service the debt, and that reliance on a credit score is insufficient because it relies on historical financial performance rather than present capacity to pay. While not specifically applicable to loans originated by us, the guidance is instructive of the regulatory climate covering low and no documentation loans.

             Further, any material decline in real estate values increases the LTV ratios of mortgages previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or losses after the mortgages are sold could adversely affect the pricing of our future loan sales and our ability to sell our mortgages in the future. In the past, certain of these factors have caused revenues and net earnings of many participants in the mortgage industry, including us, to fluctuate from quarter to quarter.

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

Interest rate fluctuations may adversely affect our operating results and the market values of our mortgage loans held for sale.

              Our operations, as a mortgage loan originator may be adversely affected by rising interest rates. Interest rates have been low over the past few years; however increases in interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. These effects could decrease the amount of mortgages available to be originated by our mortgage operations which could adversely affect our operating results. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-term fixed interest rates. Rising interest rates may also increase delinquencies, foreclosures and losses on our adjustable rate mortgages.

              We are subject to the risk of rising mortgage interest rates between the time we commit to originate or purchase mortgages at a fixed price through the issuance of individual or other interest rate-locks and the time we sell those mortgages. An increase in interest rates will generally result in a decrease in the market value of mortgages that we have committed to purchase at a fixed price, but have not been sold or have not been properly hedged. As a result, we may record a smaller gain, or even a loss, upon the sale of those mortgage loans.

              Increases in interest rates might cause the fair market value of our mortgage loans to decline. Our fixed-rate mortgage loans generally will be more negatively affected by increases in interest rates than will our adjustable-rate mortgage loans. In accordance with GAAP, we will be required to reduce the carrying value of our mortgage loans held for sale by the amount of any decrease in the fair value of such assets compared to amortized cost. If unrealized losses in fair value occur, we will have to either reduce current earnings or reduce stockholder’s equity without immediately affecting current earnings. In each case, our net book value will decrease to the extent of any realized or unrealized losses in fair value, and could have a material adverse effect on our results of operations, financial condition, and business.

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

Market risk

         We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. Since the interval for re-pricing of the assets and liabilities is not matched, we are subject to interest-rate risk. A sudden, sustained increase or decrease in interest rates would affect our net interest income, as well as the fair value of our mortgage loans held for sale. Additionally, there has been an increase in production of loan products which we characterize as “interest-only,” “option-ARM,” and “subprime loans.” There is increasing public policy debate over loans with interest-only features that require no amortization of principal for a protracted period, loans with potential negative amortization features, such as option payment ARMs, and loans with lower credit scores, such as subprime. There is a risk that this debate will lead to the enactment of laws which limit our ability to continue producing these loan products at our present levels, or which augment the risks of legal liability that we face in connection with such loan products. Further, one rating agency has required greater credit enhancements for securitization pools that are backed by option-ARMs. Actions such as this by rating agencies can impact the profitability of originating or dealing in these loan products.

Declining real estate values could harm our operations.

             We believe the risks associated with our business will be more acute during periods of declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing homes to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings. Furthermore, declining real estate values will likely reduce our volume of refinancings and debt consolidation loans as the level of home equity available to secure such loans will be reduced. A cash-out refinancing occurs when a borrower obtains a new mortgage loan in an amount that exceeds the existing balance on the current mortgage in order to refinance the original mortgage and receive additional cash for other uses such as paying down or off consumer debt with a higher interest rate than on the mortgage loan. For the year ended December 31, 2006, approximately 44.4% by loan amount of our loan originations were refinancings and debt consolidation loans. In addition, declining real estate values significantly increase the likelihood that we will incur increased foreclosures and losses on our loans in the event of default. Therefore, any sustained period of declining real estate values could adversely affect both our net interest income from loans in our portfolio, as well as our ability to originate and sell loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions.

Second mortgages expose us to greater credit risks.

             Our security interest in the property securing second mortgages is subordinated to the interest of the first mortgage holder. Second mortgages also have a higher CLTV ratio than the first mortgage. Upon foreclosure, if the value of the property is equal to or less than the amount needed to repay the borrower’s obligation to the first mortgage holder our second mortgage loan will not be repaid.

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

             While we believe that we currently have adequate internal control procedures in place, we are evaluating our internal control systems to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. During this process, we will identify what might be deemed to be potential control deficiencies and will establish a process to investigate and, as appropriate, remediate such matters before the required deadline. We, like all other public companies are incurring additional expenses and taking significant amounts of management’s time in an effort to comply with Section 404. Although we have made this project a top priority, we cannot assure you that all potential control deficiencies will be remediated before the mandated deadline or that we will receive an unqualified opinion from our external auditors regarding our internal controls over financial reporting.

             We now have a policy of not making loans to directors, officers or stockholders beneficially owning 3% or more of our outstanding stock that do not fall within the ordinary course of business of making loans secured by residential (properties with four or fewer units) real estate. Thus, it will be our policy not to extend funds or make loans of any type other than residential real estate loans to our officers, directors, or Major Stockholders, which loans include but are not limited to personal loans, loans secured by multi-family properties, and loans secured by commercial real estate.

Compliance with proposed and recently enacted changes in securities laws and regulations are likely to increase our costs and until shares of our stock are listed on a national securities exchange you may not get the full protections afforded by the Sarbanes-Oxley Act.

              The Sarbanes-Oxley Act of 2002 and rules and regulations promulgated by the SEC and the national securities exchanges have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We believe that these rules and regulations will make it more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of management and our Board of Directors, particularly to serve on our audit committee.

              Because shares of our common stock are not listed on any national securities exchange, we currently are not subject to the rules such exchanges have adopted in connection with Sarbanes-Oxley. Accordingly, you may not get the full protection afforded shareholders by those rules, such as the independence requirements for members of our board’s audit committee.

If we fail to maintain effective systems of internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud, which could cause current and potential shareholders to lose confidence in our financial reporting, adversely affect the trading price of our securities or harm our operating results.

              Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Any failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results, or cause us to fail to meet our reporting obligations. We cannot be certain that our efforts to improve our internal control over financial reporting and disclosure controls and procedures will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal control over financial reporting and disclosure controls and procedures could harm our operating results, or cause us to fail to meet our reporting obligations. If we are unable to adequately establish our internal control over financial reporting, our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting. Due to the reported material weakness in management’s assessment of our internal control over financial reporting and the conclusion that our internal control over financial reporting is not effective as of December 31, 2005, our external auditors issued an adverse opinion on the effectiveness of our internal control over financial reporting. In the past, we have reported, and may discover in the future, material weaknesses in our internal control over financial reporting.

              Ineffective internal control over financial reporting and disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities or affect our ability to access the capital markets and could result in regulatory proceedings against us by, among others, the SEC. In addition, a material weakness in internal control over financial reporting, which may lead to deficiencies in the preparation of financial statements, could lead to litigation claims against us. The defense of any such claims may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could harm our business, affect our ability to raise capital and adversely affect the trading price of our securities.

Our Chief Executive Officer and President owns a significant amount of our outstanding common stock and may significantly influence the management and policies of our company, in ways with which you may disagree.

              Raymond Eshaghian, our Chief Executive Officer, President, Secretary and Chairman of our board of directors, directly and indirectly through others beneficially owns or controls over 60% of our outstanding shares of common stock, assuming the exercise of all options and warrants currently outstanding. Mr. Eshaghian is able to exercise significant influence over the election of our directors, and therefore, our management and policies, through his voting power. He may vote his or cause his affiliations to vote its shares of our common stock in ways with which you may disagree or which may be adverse to your interests as a stockholder, and this voting concentration may discourage, delay or prevent a change in control or acquisition of our company, even one that you believe is beneficial to you as a stockholder.

Loss of Mr. Eshaghian could result in a material adverse effect on our business.

              Our future success depends to a significant extent on the continued services of Mr. Eshaghian. The loss of the services of Mr. Eshaghian could have a material adverse effect on our results of operations, financial condition, and business.

Regulatory Risks

Violation of various Federal, state and local laws may result in losses on our loans.

              Applicable state and local laws generally regulate interest rates and other charges, require certain disclosure, and require licensing of the mortgage broker, lender and purchaser. In addition, other state and local laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing and collection of our loans. Mortgage loans are also subject to Federal laws, including:

  the Federal Truth-in-Lending Act and Regulation Z promulgated there under, which require certain disclosures to the borrowers regarding the terms of the loans;
  the Equal Credit Opportunity Act and Regulation B promulgated there under, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit;
  the Fair Housing Act, which prohibits discrimination in housing on the basis of race, color, national origin, religion, sex, familial status, or handicap, in housing-related transactions;
  the Fair Credit Reporting Act, which regulates the use and reporting of information related to the borrower's credit experience;
  the Fair and Accurate Credit Transaction Act, which regulates credit reporting and use of credit information in making unsolicited offers of credit;
  the Gramm-Leach-Bliley Act, which imposes requirements on all lenders with respect to their collection and use of nonpublic financial information and requires them to maintain the security of that information;
  the Real Estate Settlement Procedures Act, which requires that consumers receive disclosures at various times and outlaws kickbacks that increase the cost of settlement services;
  the Home Mortgage Disclosure Act, which requires the reporting of public loan data;
  the Telephone Consumer Protection Act and the Can Spam Act, which regulate commercial solicitations via telephone, fax, and the internet;
  the Depository Institutions Deregulation and Monetary Control Act of 1980, which preempts certain state usury laws; and
  the Alternative Mortgage Transaction Parity Act of 1982, which preempts certain state lending laws that regulate alternative mortgage transactions.

              Violations of certain provisions of these Federal and state laws may limit our ability to collect all or part of the principal or interest on the loans and in addition could subject us to damages and could result in the mortgagors rescinding the loans whether held by us or subsequent holders of the loans. In addition, such violations may cause us to be in default under our credit and repurchase facilities and could result in the loss of licenses held by us.

              Similarly, it is possible borrowers may assert that the loan forms we use or acquire, including forms for “interest-only” and “option-ARM” loans for which there is little standardization or uniformity, fail to properly describe the transactions they intended, or that our forms fail to comply with applicable consumer protection statutes or other Federal and state laws. This could result in liability for violations of certain provisions of Federal and state consumer protection laws and our inability to sell the loans and our obligation to repurchase the loans or indemnify the purchasers.

New regulatory laws affecting the mortgage industry may increase our costs and decrease our mortgage origination and acquisition.

              The regulatory environments in which we operate have an impact on the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. Therefore, changes to laws, regulations or regulatory policies can affect whether and to what extent we are able to operate profitably. For example, recently enacted and proposed local, state and Federal legislation targeted at predatory lending could have the unintended consequence of raising the cost or otherwise reducing the availability of mortgage credit for those potential borrowers with less than prime-quality credit histories, thereby resulting in a reduction of otherwise legitimate Alt-A or subprime lending opportunities. Similarly, recently enacted and proposed local, state and Federal privacy laws and laws prohibiting or limiting marketing by telephone, facsimile, email and the internet may limit our ability to market and our ability to access potential loan applicants. For example, the Can Spam Act of 2003 establishes the first national standards for the sending of commercial email allowing, among other things, unsolicited commercial email provided it contains certain information and an opt-out mechanism. We cannot provide any assurance that the proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent Federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

              Some states and local governments and the Federal government have enacted, or may enact, laws or regulations that prohibit inclusion of some provisions in mortgage loans that have mortgage rates or origination costs in excess of prescribed levels, and require that borrowers be given certain disclosures prior to the consummation of such mortgage loans. Our failure to comply with these laws could subject us to monetary penalties and could result in the borrowers rescinding the mortgage loans, whether held by us or subsequent holders. Lawsuits have been brought in various states making claims against assignees of these loans for violations of state law. Compliance with some of these restrictions requires lenders to make subjective judgments, such as whether a loan will provide a “net tangible benefit” to the borrower. These restrictions expose lenders to risks of litigation and regulatory sanction no matter how carefully loans are underwritten and impact the way loans are underwritten. The remedies for violations of these laws are not based solely on actual harm to the consumer and can result in damages that exceed the loan balance. Liability for violations of HOEPA, as well as violations of many of the state and local equivalents, could extend not only to us, but to our secured warehouse lenders, institutional loan purchasers, securitization trusts that hold our loans and other assignees, regardless of whether such assignee knew of or participated in the violation.

              Furthermore, various Federal and state laws impose significant privacy or customer information security obligations which may subject us to additional costs and legal risks and we cannot assure you that we will not be subject to lawsuits or compliance actions under such requirements. Similarly various state and Federal laws have been enacted to restrict unsolicited advertising using telephones, facsimile machines and electronic means of transmission. These laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance or by subjecting us to lawsuits or compliance actions.

               In addition to changes to legal requirements contained in statutes, regulations, case law, and other sources of law, changes in the investigation or enforcement policies of federal and state regulatory agencies could impact the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. For example, various state and federal agencies have initiated regulatory enforcement proceedings against mortgage companies for engaging in business practices that were not specifically or clearly proscribed by law, but which in the judgment of the regulatory agencies were unfair or deceptive to consumers. Federal and state regulatory agencies might also determine in the future that certain of our business practices not presently proscribed by any law and not the subject of previous enforcement actions are unfair or deceptive to consumers. If this happens, it could impact the activities in which we may engage, how we carry out those activities, and our profitability. We might also be required to pay fines, make reimbursements, and make other payments to third parties for past business practices. Additionally, if an administrative enforcement proceeding were to result in us having to discontinue or alter certain business practices, then we might be placed at a competitive disadvantage vis-à-vis competitors who are not required to make comparable changes to their business practices. This competitive disadvantage could be most acute if the business practices that we are required to discontinue or change are not clearly proscribed by any federal or state law of general applicability.

We may be subject to fines or other penalties based upon the conduct of our independent brokers or correspondents.

              The mortgage brokers and correspondents from which we obtain mortgages have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders or an acquirer of the loan responsible for the legal violations of mortgage bankers and brokers, Federal and state agencies have increasingly sought to impose such liability. Previously, for example, the United States Federal Trade Commission (FTC) entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department, various state attorneys general, and other state officials have sought to hold subprime mortgage lenders responsible for the pricing practices of their mortgage bankers and brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage banker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage bankers, brokers or correspondents.

Regulation AB may create additional liabilities, costs and restrictions for our business.

              On December 15, 2004, the SEC approved the final regulations covering the registration, disclosure, communications, and reporting requirements for asset-backed securities (“Regulation AB”), which became effective January 1, 2006. The new rules contain several new disclosure requirements, including requirements to provide historical financial data with respect to either prior securitized pools of the same asset class or prior originations and information with respect to the background, experience and roles of the various transaction parties, including those involved in the origination, sale or servicing of the loans in the securitized pool. Moreover, annual assessments of compliance with enhanced servicing criteria by servicers and attestation reports from an independent registered public accounting firm must be obtained with respect to securitized pools of our mortgage loans.

              As a result of the implementation of Regulation AB, our loan sale agreements with third parties may require us to provide certain information with respect to ourselves and historical information with respect to the performance of our mortgage loans to such purchasers. Our failure to provide this information with respect to any of our mortgage loan products may result in a breach of a contractual obligation for which we provide an indemnification. In addition, if we are not able to provide such information, the number of potential purchasers of our mortgage loans may be limited or the transaction sizes of sales of our mortgage loans may be limited, each of which may have an adverse effect on the price we receive for our mortgage loans.

              Regulation AB will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.

The Federal banking agencies’ final guidance on nontraditional mortgage products may affect our ability to originate, buy or sell certain nontraditional mortgage loans.

              On October 4, 2006, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union Administration issued their final “Interagency Guidance on Nontraditional Mortgage Product Risks” (the “Guidance”). Nontraditional mortgage products are those which allow borrowers to defer payment of principal and sometimes interest. They include what are commonly referred to as option-ARM loans and interest-only loans. While we are not subject to regulation by these agencies or to the Guidance, it is possible the Guidance may have an adverse effect on our ability to buy or sell certain loans covered by the Guidance. However, some states regulatory agencies have and are adopting the guidance thereby making it applicable to us in certain circumstances. Further, this may also make it applicable to entities that sell loans to us or purchase loans from us. As a result, the Guidance may also negatively affect our loan origination volume and loan sales. It is also possible that the Guidance, or certain provisions within it, may be adopted as laws or used as guidance by Federal, state or local agencies and that those laws or guidance may be applied to us.

              The Guidance addresses the portfolio risks and consumer protection issues that the Federal agencies believe investors and lenders face when making or investing in nontraditional mortgage loans. As a matter of portfolio risk management, the Guidance warns applicable financial institutions that loan terms should be analyzed to ensure a manageable risk level, utilizing sound underwriting standards including an evaluation of factors that may compound the risk, such as reduced documentation programs and the use of second lien mortgages. The analysis of repayment ability “should avoid over-reliance on credit scores as a substitute for income verification in the underwriting process” and should include an analysis of the borrower’s ability to make the payment when it increases to include amortization of the loan.

              As a matter of consumer protection, financial institutions subject to the Guidance, when promoting or describing nontraditional mortgage products, are directed to ensure that they provide consumers with marketing materials and at application with information that is designed to help them make informed decisions when selecting and using these products. Lenders subject to the Guidance are instructed that the information they are to provide should apprise consumers of the risk that the monthly payment amounts could increase in the future, and explain the possibility of negative amortization.

              While not directly applicable to us in all cases, the Guidance may affect our ability to make, buy or sell the nontraditional loans covered by the Guidance. Further, the Guidance is instructive of the regulatory climate concerning those loans and has been and may be adopted in whole or part by other agencies that regulate us. The Guidance reports that the Conference of State Bank Supervisors (“CSBS”) and the State Financial Regulators Roundtable (“SFRR”) are committed to preparing a model guidance document for state regulators of non-depository institutions such as us, which would be “similar in nature and scope” to the Guidance.

              If we are required (either by a regulatory agency or by third-party originators or investors) to make changes to our business practices to comply with the Guidance, it might affect the business activities in which we may engage and the profitability of those activities. Our business could be adversely affected if, as a result of the Guidance, investors from which we purchase loans, or to whom we sell loans, change their business practices and policies relative to nontraditional mortgage products. For example, if entities from which we purchase loans are required to change their origination guidelines thereby affecting the volume, diversity, and quality of loans available for purchase by us, or if purchasers of mortgage loans are required to make changes to the purchasing policies, then our loan volume, ability to sell mortgage loans and profitability, could be adversely affected.

              There has been an increase in production of loan products which we characterize as interest-only and option-ARM loans. There is increasing public policy debate over loans with interest-only features that require no amortization of principal for a protracted period and loans with potential negative amortization features, such as option payment ARMs. There is a risk that this debate will lead to the enactment of laws which limit our ability to continue producing these loan products at our present levels, or which augment the risks of legal liability that we face in connection with such loan products. Further, one rating agency has required greater credit enhancements for securitization pools that are backed by option-ARMs. Actions such as this by rating agencies can impact the profitability of originating or dealing in these loan products.

New regulatory actions affecting the mortgage industry may increase our costs and decrease our mortgage acquisition.

              In addition to changes to legal requirements contained in statutes, regulations, case law, and other sources of law, changes in the investigation or enforcement policies of Federal and state regulatory agencies could impact the activities in which we may engage, how the activities may be carried out, and the profitability of those activities. For example, state and Federal agencies have initiated regulatory enforcement proceedings against mortgage companies for engaging in business practices that were not specifically or clearly proscribed by law, but which in the judgment of the regulatory agencies were unfair or deceptive to consumers. For example, state attorneys general and other state officials representing various states entered into a Settlement Agreement with a large subprime mortgage company. The subject company agreed to pay a substantial amount in restitution to consumers and reimbursement to the states. The subject company also agreed to make changes to certain business practices, including the company’s underwriting criteria and pricing policies. Many of the practices and policies are not specifically prohibited by any Federal or state laws but were alleged to be deceptive or unfair to consumers. The terms of this Settlement Agreement do not apply directly to us; however, Federal and state regulatory agencies and private parties might nevertheless expect mortgage companies including us, to make our business practices consistent with the provisions of the Agreement. If this happens, it could impact the activities in which we may engage, how we carry out those activities, our acquisition practices and our profitability. We might also be required to pay fines, make reimbursements, and make other payments to third parties for our business practices. Additionally, if an administrative enforcement proceeding were to result in us having to discontinue or alter certain business practices, then we might be placed at a competitive disadvantage vis-à-vis competitors who are not required to make comparable changes to their business practices.

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

Our common stock is considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

              Our common stock is currently considered to be a “penny stock” because it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”). Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

              The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares of our common stock available for future sale could have an adverse effect on our stock price.

             Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. The issuance of additional shares of our common stock may be available for sale in the public markets. In addition, a substantial number of shares of our common stock may, pursuant to employee benefit plans, be issued or reserved for issuance from time to time and these shares of common stock may be available for sale in the public markets from time to time. We presently have 1,664,125 shares of our common stock subject to options that are immediately exercisable and an additional 305,875 shares subject to options that vest over the next five years. We cannot predict the effect that future sales of shares of our common stock will have on the market price of our common stock.

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
  changes in our cash flows from operations or earnings estimates or publication of research reports about us, if any, or the real estate industry;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

               None.

ITEM 2. PROPERTIES

              Our headquarters’office is located in Los Angeles, California, with a sub-lease expiring May 31, 2007. The current monthly rental under the sub-lease is approximately $51,000. We are currently exploring alternative space for our headquarters’office.

ITEM 3. LEGAL PROCEEDINGS

             We are not a party to any material legal proceedings with respect to us, our subsidiary, or any of our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to our security holders to be voted on during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

              Our common stock is currently quoted on the OTC Bulletin Board under the symbol “TMFZ.” Although shares of our common stock have been quoted on the OTC Bulletin Board since April 24, 2001, there has not been any public market activity prior to the quarter ending December 31, 2002. No assurance can be given that any public market activity for our common stock will continue to develop or be maintained. The following table sets forth the high and low bid prices for our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions in an established trading market.

               The following table sets forth the high and low bid prices for our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Year ended December 31, 2005
First Quarter	$ 3.30	$ 2.75
Second Quarter	$ 3.21	$ 2.85
Third Quarter	$ 3.10	$ 2.80
Fourth Quarter	$ 2.95	$ 2.64
Year ended December 31, 2006
First Quarter	$ 3.25	$ 2.70
Second Quarter	$ 3.00	$ 1.10
Third Quarter	$ 1.40	$ 1.05
Fourth Quarter	$ 1.35	$ 1.07

Holders

              As of March 22, 2007, there were 85 holders of record of our common stock (including holders who are nominees for an undetermined number of beneficial owners). These figures do not include beneficial owners who hold shares in nominee names.

Dividend Policy

              We have not declared or paid any cash dividends on our common stock. Our current policy is to retain all of our earnings to finance the growth and development of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

Equity Compensation Plan Information

              Our equity compensation plan information is provided as set forth in Part III, Item 11 herein.

Stockholder Return Performance Presentation

               Set forth below is a performance graph comparing the cumulative total stockholder return on our common stock, and the S&P 500 Stock Index beginning December 31, 2003 and ending on December 31, 2006. The graph assumes $1,000 invested on December 31, 2003 in our common stock, and the S&P 500 Stock Index. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	12/23/2003	12/31/2004	12/31/2005	12/31/2006

TMSF Holdings	$1,000	$4,333	$4,667	$1,967
S & P 500	$1,000	$1,090	$1,123	$1,276

ITEM 6. SELECTED FINANCIAL DATA

               The following tables set forth our Company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2006 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report. All figures except number of shares and earnings per share are in $000.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Loan income
Income from sales of mortgage loans	$60,014	$53,451	$34,007	$17,655	$9,788
Mortgage interest income	18,067	17,380	8,711	4,182	2,255
Commission fee income	751	640	777	77	66
Escrow service fees	-	-	85	269	0
Total loan income	78,832	71,471	43,580	22,183	12,109

Cost of loan origination and sales of mortgage loans
Commissions	16,667	12,368	6,356	4,615	3,579
Warehouse interest expense	16,912	14,270	5,739	3,206	1,749
Other closing expenses	2,617	2,399	1,692	1,583	709
Provision for impairment of mortgage loans	21,757	967	531	-	-
Total cost of loan originations and
sales of mortgage loans	57,953	30,004	14,318	9,404	6,037

Gross profit	20,879	41,467	29,262	12,779	6,072

Operating expenses
Salaries	22,965	18,978	10,702	6,285	2,875
Occupancy	844	1,035	413	607	206
General and administrative	6,512	5,838	3,807	2,412	1,753
Total operating expenses	30,321	25,851	14,922	9,304	4,834

Income (loss) from operations	(9,442)	15,616	14,340	3,475	1,238

Other income (expense)	437	(86)	32	10	(227)

Income (loss) before provision for (benefit from)
income taxes	(9,005)	15,530	14,372	3,485	1,011

Provision for (benefit from) income taxes	(3,615)	6,328	5,737	1,312	424

Net income (loss)	$ (5,390)	$ 9,202	$ 8,635	$ 2,173	$ 587
Less preferred stock dividends	-	-	-	-	195
Net income (loss) available to common stockholders	$ (5,390)	$ 9,202	$ 8,635	$ 2,173	$ 392

Basic weighted average common
shares outstanding	15,000,000	15,000,000	15,000,000	14,984,309	9,569,913
Basic earnings (loss) per share	$ (0.36)	$ 0.61	$ 0.58	$ 0.15	$ 0.04
Diluted weighted-average common
shares outstanding	15,000,000	16,131,127	15,298,198	14,984,309	9,569,913
Diluted earnings (loss) per share	$ (0.36)	$ 0.57	$ 0.56	$ 0.15	$ 0.04

	As of December 31,
Balance sheet data:	2006	2005	2004	2003	2002
Cash and cash equivalents	$ 14,969	$ 10,247	$ 8,565	$ 2,843	$ 732
Restricted cash	298	413	1,356	489	1,521
Mortgage loans held for sale	93,593	65,694	121,160	45,398	83,082
Reserve for impairment of mortgage loans	(15,176)	(1,189)	(519)	-	-
Other assets	72,095	20,497	8,793	1,268	970
Total assets	165,779	95,662	139,355	49,998	86,305
Total liabilities	147,493	72,151	125,046	44,359	82,848
Total stockholders’ equity	18,286	23,511	14,309	5,639	3,457

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

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

        Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors — many of which are beyond our control — could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements and reported results should not be considered an indication of our future performance. Some of these risk factors, include, among others certain credit, market, operational, liquidity and interest rate risks associated with our business and operations, changes in business and economic conditions, accounting estimates and judgments and legislation including the Sarbanes-Oxley Act of 2002. These risk factors are not exhaustive, and additional factors that could have an adverse effect on our business and financial performance are set forth under Item 1A “Risk Factors” and elsewhere in this annual report.

        Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date forward-looking statements are made.

General

        We are a financial holding company that, through our wholly owned subsidiary The Mortgage Store Financial, Inc., is engaged in nationwide mortgage banking to originate, finance, and sell conforming and non-conforming mortgage loans secured by single-family residences.

        We originate our loans primarily through independent mortgage brokers across the United States and, to a lesser extent, through our direct sales force in our retail offices. We primarily sell our loans in whole loan transactions and currently do not retain any interest in the servicing of the loans.

Financing, Revenues, and Interest Rate Management

        Our business model relies primarily on our ability to originate mortgage loans and sell those loans on a servicing-released basis in the secondary mortgage market at prices that result in a competitive operating margin. Our primary components of revenue have been gains from the sales of loans, which is the excess of the sale price of the loan over its outstanding principal balance reduced by the direct costs of originating the loan, mortgage interest income, and loan origination fees.

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

        Currently, The Mortgage Store is an interim loan servicer, meaning that it services all of its loans on a temporary basis. The Mortgage Store will typically service loans for purchasers of its loans for a period of up to 90 days after the sale date, at which time the servicing is transferred to the purchaser. Monies from the loans sold to non-affiliated buyers are typically received within a period between 30 and 60 days from origination.

        Mortgage loans enter our integrated team origination process through our wholesale channel, which solicits business from mortgage brokers, and our retail channel, which markets directly to the general public. Our wholesale channel currently has approximately 6,000 approved brokers of which approximately 1,500 actively conducted business with us during the year ended December 31, 2006. For the year ended December 31, 2006 and December 31, 2005, we originated approximately $2,049.7 million and $1,738.7 million of mortgage loans, respectively, of which approximately 94.4% and 88.9%, respectively, were generated through our wholesale channel and approximately 5.6% and 11.1%, respectively were generated through our retail channel. Our business and profitability are sensitive to movements in interest rates. The level of total origination activity in the mortgage industry at large, which includes both conforming and non-conforming mortgage loans has decreased as higher interest rates make home buying more costly for consumers and refinancing of existing mortgages less attractive to current borrowers, and, a general slowdown nationally for new home sales; we expect this trend to continue for the foreseeable future. Our current business model contemplates growth, even in an environment with declining originated volume for the industry, by capturing additional market share. We expect that our volume growth will increase more slowly in a rising interest rate environment than in a declining interest rate environment. Our ongoing business strategy will be to continue to grow volume. We intend to do that by expanding the geographical footprint of our sales organization into new territories, and, to continue to expand our sales efforts in our current markets. We intend to expand our sales presence in mid-America and on the east coast, as well as other western markets we do not currently service.

        The mortgage industry is highly competitive. As a result, we are not able to originate loans at rates higher than the market rates. We primarily operate in the non-conforming sector and our borrowers typically have a combination of risk characteristics for which we can charge a higher interest rate than those for conforming loans. Our borrowers tend to engage more in cash-out refinances than rate or term refinances for conforming mortgage loans and borrowing activity is generally less sensitive to increases in interest rates. The Alt-A and subprime markets have historically had higher percentages of cash-out refinances because of the borrowers’ characteristics, and because borrowers are accustomed to paying a higher interest rate than is available on conforming loans. Borrowers in these categories tend to use the equity in their property to fund other consumer needs, including debt consolidation and major consumer purchases.

Revenue Model

Primary Components of Revenues and Expenses in the Mortgage Loan Business

         Income from the sales of mortgage loans. We expect to continue to sell our mortgage loans through loan sales.

         The components of income from the sales of mortgage loans include:

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

         Income from the sales of mortgage loans is reduced by the direct costs that are incurred to originate the mortgage loan, such as the premium yield adjustments or the amounts paid to brokers for brokering the loans for us, and a provision for losses for loan repurchases.

         Mortgage interest income. Our primary interest-earning assets are the mortgage loans that we have originated and are held for sale. We earn interest from the time we originate the mortgage loan until we sell the mortgage loan in the secondary market.

         Expenses. Our primary components of expenses are expected to be interest expense on our warehouse facilities and other debt issued, general and administrative expenses and payroll and related expenses arising from our origination business. As our loan production increases, we would generally expect to hire additional employees and we would also expect our variable expenses to increase. Also, we may incur additional marketing and advertising expenses to achieve our production goals. We would also expect to incur higher expenses in years where we open additional retail branches, which would result in increased office rent, equipment rent and insurance costs. There are also increased expenses that are associated with being a public company, such as investor relations responsibilities and compliance with the requirements set forth by Sarbanes-Oxley, the Commission, and others.

Business Strategy

        Our business strategy currently relies on our ability to originate mortgage loans and to sell those loans in the secondary mortgage market at prices that result in a competitive operating margin. We calculated our operating margin as the sum of the price we receive for our loans, plus origination fees, plus the net interest income we earn for the period of time we hold the loans, less the cost to originate and fund the loans. Loans held for sale are aggregated into mortgage pools, and, generally within a period between 30 and 60 days of funding the loans, sold to third parties. We finance our mortgage loan originations on a short-term basis through our warehouse facilities. Loans are generally held through our warehouse facilities for less than 90 days. Under our existing loan sale strategy, our income is generated primarily by:

  the sale of loans at a premium greater than our weighted average origination costs (including overhead);
  net interest income, which is the difference between the interest income generated by the mortgage loans and interest expense on the financing of our lending activities through our warehouse facilities during the time we hold the mortgages; and
  origination fee income.

        Our management intends to continuously evaluate our business strategy, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors.

Termination of plan to reorganize as a REIT

         In September 2005, we initiated a process to convert our business into a real estate investment trust, or REIT. On August 4, 2006 our board of directors unanimously decided to terminate the plan to reorganize our business operations to allow us to qualify and elect to be taxed as REIT effective August 3, 2006. The Board determined that, because of unfavorable market conditions, we will not be able to satisfy the conditions precedent to the consummation of the reorganization.

Critical Accounting Policies

         We established various accounting policies that apply accounting principles generally accepted in the United States of America in the preparation of our historical financial statements. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities or our results of operations, and we consider these to be critical accounting policies in our historical operations. The estimates and assumptions we used are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.

        Pursuant to our critical accounting policies the following reflect significant judgments by management:

  Accounting for income taxes;
  Income from sales of mortgage loans;
  Provision for impairment of mortgage loans;
  Mortgage loans held for sale;
  Real estate owned;
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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of December 31, 2006 was $7.9 million.

        Income from sales of mortgage loans. To date our income from sales of mortgage loans has consisted primarily of cash gains that resulted from loan sales. Historically, we have sold all of our loans on a servicing released basis. In the future, however, we may decide to retain the right to service any of the loans that we sell, in which case we may also record non-cash sales related to the value of those servicing rights. Gains or losses resulting from our loan sales are recorded at the time of sale. At the closing of a sale, we remove the mortgage loans held for sale and related warehouse debt from our books and record the net gain or loss to our income statement. Accordingly, our financial results are significantly impacted by the timing of our loan sales. If we hold a significant pool of loans at the end of a reporting period, those loans will remain on our balance sheet, along with the related debt used to fund the loans. The revenue that we generate from those loans will not be recorded until the subsequent reporting period when we sell the loans. A number of factors influence the timing of our loan sales, including the current market demand for our loans, liquidity needs, and our strategic objectives. We have, from time to time, delayed the sale of loans to a later period, and may do so again in the future.

        Under the terms of an early purchase facility with Washington Mutual Bank, FA, or Washington Mutual, we sell certain qualifying loans to Washington Mutual immediately upon origination subject to a commitment by a takeout investor to purchase those loans within 90 days of the sale to Washington Mutual. We retain the right to service the loans. We recognize gain or loss from this transaction to the extent of the difference between the price at which loans are acquired by Washington Mutual and the outstanding principal balance of the loans plus costs to originate the loans. We recognize additional revenue (loss) equal to the difference between takeout investor’s price and the acquisition price by Washington Mutual at the time that it releases its interest to the takeout investor. Although this transaction is treated as a sale and the loans are not held on our balance sheet, we may face losses due to changes in the value of servicing rights for such loans because we have retained the servicing rights.

        Provision for impairment of mortgage loans. We may make market valuation adjustments on certain non-performing loans, loans that we are obligated to repurchase, other loans we hold for sale, and real estate owned. These adjustments are based upon our estimate of expected losses and are based upon the value that we could reasonably expect to obtain from a sale. An allowance for certain non-performing losses on loans held for sale, and loans sold that we are obligated to repurchase, and allowance for real estate owned are recorded in an amount sufficient to maintain adequate coverage for probable losses on such loans. As of December 31, 2006, the reserve for certain non-performing loans losses on loans held for sale, which includes previously repurchased loans, and loans sold which we are obligated to repurchase, and the reserve for losses on real estate owned were $15.2 million and $2.0 million, respectively. Our estimate of expected losses could increase or decrease if our actual loss experience or repurchase activity is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale. In particular, if the frequency of repurchased demands increases, if actual losses increase or if values reasonably expected to be obtained from a sale decrease, the provision for losses would increase. Any increase in the provision for losses would adversely affect our results of operations.

         Mortgage loans held for sale. We carry mortgage loans held for sale at the lower of cost or estimated fair value. We defer points and fees and related direct origination costs until the related loan is sold. We recognize interest income under the accrual method. We cease the accrual of interest on any loan when payment of interest is 90 days or more past due or earlier if the collection of interest appears doubtful.

        Our estimate of the fair value of our mortgage loans held for sale could decrease if interest rates increased. Any decrease in the fair value would adversely affect our results of operations and the assets we carry on our consolidated balance sheets.

         Real estate owned. Properties held for sale are stated at cost, not to exceed fair value. Real estate acquired in settlement of loans, or REO, generally results when property collateralizing a loan is foreclosed upon or is otherwise acquired in satisfaction of the loan and is carried at fair value less estimated costs to dispose. A property’s fair value is based on the net amount that we could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate acquired through foreclosure are made through valuation allowances and charge-offs recognized through a charge to earnings. When the company forecloses on a subordinated deed of trust, the senior borrowing is recorded as mortgage loans payable until such time the property is disposed of and the senior mortgage loan is paid off. Recovery of the carrying value of real estate is dependent to a great extent on economic, operating, and other conditions that may be beyond our control. A decrease in real estate values may adversely affect our results of operations and the value of assets we carry on our consolidated balance sheet.

         Stock-based compensation. In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the SEC adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R are effective for the Company beginning in the quarter ended March 31, 2006.

Financial Highlights For 2006

        Net loss. For year ended December, 31, 2006 we had a loss before benefit from income taxes of approximately $(9.0) million. The net loss after benefit from income tax was approximately $(5.4) million, or approximately $(0.36) per basic and diluted common share.

        Loan originations. For the year ended December 31, 2006 we funded approximately $2,049.7 million of mortgage loans compared to approximately $1,738.7 million in 2005. Purchase money mortgages accounted for approximately 55.6% of our originations during the year ended December 31, 2006 compared to approximately 66.6% in 2005. Our wholesale channel, which originates loans through independent mortgage brokers, accounted for approximately 94.4% of our origination during the year ended December 31, 2006 compared to approximately 88.9% in 2005.

         During the year ended December 31, 2006 and 2005 we originated mortgage loans in 42 and 43 states, respectively. Loans originated in California constituted approximately 72.5% and 64.2%, respectively, of our total mortgage loan originations during those periods. Our loan originations in California increased approximately 33.1% for the year ended December 31, 2006 compared to 51.7% for the year ended December 31, 2005.

         Income from sales of mortgage loans. For the year ended December 31, 2006 we sold approximately $2,005.3 million in loans compared to approximately $1,740.7 million for the year ended December 31, 2005. Income from sales of mortgage loans was approximately $60.0 million during the year ended December 31, 2006 compared to approximately $53.5 million for the year ended December 31, 2005. The weighted average premium collected from sales of loans during the year ended December 31, 2006 was approximately 2.65% compared to approximately 2.69% for the year ended December 31, 2005. During the year ended December 31, 2006 the rebate or yield spread premium paid to the loan originators was approximately 0.78% compared to approximately 0.75% for the year ended December 31, 2005.

        Cash and cash equivalents — Our cash and cash equivalents at December 31, 2006 was approximately $15.0 million compared to approximately $10.2 million at December 31, 2005.

        Warehouse lines of credit — As of December 31, 2006, we had three warehouse facilities to fund our loan originations with two financial institutions for a total funding capacity of approximately $504 million. This included an early purchase facility with Washington Mutual with a maximum commitment amount of $300 million. At December 31, 2006 the cost of borrowing on these warehouse facilities was a variable rate equal to one-month LIBOR plus a margin ranging between approximately 1.0% and approximately 1.375%.

Results of Operations

      Results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2005

	For the Year Ended December 31,
	2006		2005
		Percentage		Percentage
		of Total		of Total
	Amount	Loan Income	Amount	Loan Income
		(dollars in thousands)
Loan income
Income from sales of mortgage loans	$60,014	76.1%	$53,451	74.8%
Mortgage interest income	18,067	22.9%	17,380	24.3%
Commission fee income	751	1.0%	640	0.9%

Total loan income	78,832	100.0%	71,471	100.0%
Cost of loan origination and sales of mortgage loans
Commissions	16,667	21.1%	12,368	17.3%
Warehouse interest expense	16,912	21.5%	14,270	20.0%
Provision for impairment of mortgage loans	21,757	27.6%	967	1.3%
Other closing expenses	2,617	3.3%	2,398	3.4%

Total cost of origination and sales of mortgage loans	57,953	73.5%	30,003	42.0%
Gross profit	20,879	26.5%	41,468	58.0%
Operating expenses
Salaries	22,965	29.1%	18,978	26.6%
Occupancy	844	1.1%	1,035	1.4%
General and administrative	6,512	8.3%	5,838	8.2%

Total operating expenses	30,321	38.5%	25,851	36.2%
Income (loss) from operations	(9,442)	(12.0)%	15,616	21.8%
Total other income (expense)	437	0.6%	(86)	(0.1)%
Income (loss) before (benefit from) income taxes	(9,005)	(11.4)%	15,530	21.7%
Provision for (benefit from) income taxes	(3,615)	(4.6)%	6,328	8.8%

Net income (loss)	$(5,390)	(6.8)%	$9,202	12.9%

Loan income

         Total loan income. Total loan income increased 10.3% to $78.8 million for the year ended December 31, 2006 from $71.5 million for the year ended December 31, 2005. This increase was due primarily to increases in income from sales of mortgage loans and mortgage interest income.

        Income from sales of mortgage loans. Income from sales of mortgage loans for the year ended December 31, 2006 increased 12.3% to $60.0 million from $53.5 million for the year ended December 31, 2005 due primarily to a higher volume of loan sales. Total loan sales increased 15.2% to $2,005.3 million for the year ended December 31, 2006 compared to $1,740.7 million for the year ended December 31, 2005. This increase was due primarily to a 17.9% increase in loan originations from $1,738.7 million during the year ended December 31, 2005 to $2,049.7 million during the year ended December 31, 2006. The weighted average premium for loan sales for the year ended December 31, 2006 was 2.65% compared to 2.69% for the year ended December 31, 2005. The lower weighted average premium we received from sales of loans in the year ended December 31, 2006 primarily reflects the rise of short term interest rates and the narrowing of the spread between short and long term rates.

        Mortgage interest income. Mortgage interest income increased 4.0% to $18.1 million for the year ended December 31, 2006 from $17.4 million for the year ended December 31, 2005. The increase in interest income was due primarily to an increase in loan originations in 2006 compared to 2005, as well as higher coupon rates.

        Commission fee income. We earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans that our loan officers originate are recognized at the time of sale of those mortgage loans and are included in the income from sale of mortgage loans. Commission fee income for the year ended December 31, 2006 was $0.8 million compared to $0.6 million for the same period in 2005.

Cost of loan originations

        Total cost of loan originations and sales of mortgage loans. Total cost of loan originations and sales mortgage loans increased 93.2% to $58.0 million for the year December 31, 2006 from $30.0 million for year ended December 31, 2005. The increase was primarily due to increased loan originations and increased provision for losses on impaired loans. Total cost of originations and sales as a percentage of total loan income increased to 73.5% for the year ended December 31, 2006 compared to 42.0% for the year ended December 31, 2005. This increase was primarily due to an increase in the provision for impairment of mortgage loans and an increase in commission expense due to the 17.9% increase in loan originations.

         Commissions. Commissions for the year ended December 31, 2006 increased 34.7% to $16.7 million from $12.4 million in the year ended December 31, 2005. This increase was primarily due to an increase in loan originations. Commissions , which are primarily a pricing rebate paid by us are recognized at the time of sale to correspond with the recognition of income from the sale of the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale as a prepaid commission on our balance sheet. Commissions for the year ended December 31, 2006 as a percentage of loan income increased to 21.1% compared to 17.3% for the year ended December 31, 2005.

        Warehouse interest expense. Warehouse interest expense for the year ended December 31, 2006 increased 18.5% to $16.9 million from $14.3 million for the year ended December 31, 2005. The increase in interest expense was primarily due to the increase in our volume of borrowing and higher interest rates. The weighted average number of days we held loans before sale during the year ended December 31, 2006 and 2005 was 55 and 57 days, respectively.

         Provision for impairment of mortgage loans. At December 31, 2006, there were 267 loans with an aggregate principal balance, plus accrued interest, of $50.5 million that we had been requested to repurchase by our investors compared to 45 loans with an aggregate principal balance, plus accrued interest, of $10.1 million at December 31, 2005. During the year ended December 31, 2006 we recorded provisions of $21.8 million for losses on impaired loans we were obligated to repurchase, compared to $1.0 million for the year ended December 31, 2005. The increase mainly resulted from the tightened secondary mortgage market in the fourth quarter of 2006 and the first quarter of 2007. As of December 31, 2006, there were no loans where the buyer notified us of alleged deficiencies in documentation or underwriting procedures.

         The secondary mortgage market tightened in the fourth quarter of 2006 and the first quarter of 2007. The mortgage banking industry as a whole experienced reduced pricing on the sales of their portfolios and increased scrutiny of compliance to the various normal and customary representations and warranties mortgage originators give the investment community in these agreements. As a result of certain breaches to the purchase agreements, investors requested the Company repurchase certain loans. The Company in many cases is given the option to indemnify the investor for any losses they may realize on the loans found to be subject to a repurchase request versus actually repurchasing the loan.

        Other closing expenses. Other closing expenses related to the closing of loans, including credit check expenses, appraisal and appraisal review fees and other closing expenses, increased 9.1% to $2.6 million for the year ended December 31, 2006 from $2.4 million for the year ended in December 31, 2005. This increase primarily reflects the additional costs related to the increase in loan originations.

Operating expenses

         Total operating expenses. Total operating expenses increased 17.3% to $30.3 million for the year ended December 31, 2006 compared to $25.9 million for the year ended December 31, 2005. The increase was primarily the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan originations and in the number of employees.

        Salaries . Salaries increased 21.0% to $23.0 million for the year ended December 31, 2006 from $19.0 million for the year ended December 31, 2005. The increase was due primarily to growth in the number of our employees, as well as higher commission and bonus expenses related to higher loan production.

         Occupancy. Occupancy expense decreased 18.4% to $0.8 million for the year ended December 31, 2006 from $1.0 million for the year ended December 31, 2005. The decrease resulted primarily from the lower cost of our current headquarters' office space compared to the location used during the prior year.

        General and administrative. General and administrative expenses increased 11.5% to $6.5 million for the year ended December 31, 2006 from $5.8 million for the year ended December 31, 2005. This increase was due primarily to an increase in loan originations, increased marketing expenses, an increase in the number of employees.

         Provision for (benefit from) income taxes. Provision for income taxes changed to a benefit from income taxes of $3.6 million for the year ended December 31, 2006 from a provision for income taxes of $6.3 million for the year ended December 31, 2005. This decrease was a result of the loss before taxes of $(9.0) million for the year ended December 31, 2006 compared to income before taxes of $15.5 million for the year ended December 31, 2005.

        Results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004

	For the Year Ended December 31,
	2005		2004
		Percentage		Percentage
		of Total		of Total
	Amount	Loan Income	Amount	Loan Income
		(dollars in thousands)
Loan income
Income from sales of mortgage loans	$53,451	74.8%	$34,007	78.0%
Mortgage interest income	17,380	24.3%	8,711	20.0%
Commission fee income	640	0.9%	777	1.8%
Escrow service fees	-	0.0%	85	0.2%

Total loan income	71,471	100.0%	43,580	100.0%
Cost of loan origination and sales of mortgage loans
Commissions	12,368	17.3%	6,356	14.6%
Warehouse interest expense	14,270	20.0%	5,739	13.2%
Provision for impairment of mortgage loans	967	1.3%	531	1.2%
Other closing expenses	2,398	3.4%	1,692	3.9%

Total cost of loan origination and sales of mortgage loans	30,003	42.0%	14,318	32.9%
Gross profit	41,468	58.0%	29,262	67.1%
Operating expenses
Salaries	18,978	26.6%	10,702	24.6%
Occupancy	1,035	1.4%	413	0.9%
General and administrative	5,838	8.2%	3,807	8.7%

Total operating expenses	25,851	36.2%	14,922	34.2%
Income from operations	15,616	21.8%	14,340	32.9%
Total other income (expense)	(86)	(0.1)%	32	0.1%

Income before provision for income taxes	15,530	21.7%	14,372	33.0%
Provision for income taxes	6,328	8.8%	5,737	13.2%

Net income	$9,202	12.9%	$8,635	19.8%

Loan income

        Total loan income. Total loan income increased 64.0% to $71.5 million for the year ended December 31, 2005 from $43.6 million for the year ended December 31, 2004. This increase was due primarily to an increase of 68.7% in loan production during 2005 resulting in an increase in sales of mortgage loans and mortgage interest income.

        Income from sales of mortgage loans. Income from sales of mortgage loans for the year ended December 31, 2005 increased 57.2% to $53.5 million from $34.0 million for the year ended December 31, 2004 due primarily increased loan sales. Total loan sales increased 101.6% to $1,740.7 million for the year ended December 31, 2005 compared to $863.6 million for the year ended December 31, 2004. This increase was due primarily to increased loan originations during the year ended December 31, 2005 compared to the year ended December 31, 2004, and offset in part by lower premiums earned on sales of loans. The weighted average premium for loan sales for the year ended December 31, 2005 was 2.69% compared to 3.41% for the year ended December 31, 2004. The lower weighted average premium we received from sales of loans in the year ended December 31, 2005 primarily reflects the rise of short term interest rates and the narrowing of the spread between short and long term rates.

        Mortgage interest income. Mortgage interest income increased 99.5% to $17.4 million for the year ended December 31, 2005 from $8.7 million for the year ended December 31, 2004. The increase in interest income was due primarily to an increase in loans originations in 2005 compared to 2004, as well as higher coupon rates and a longer average holding period.

        Commission fee income. We earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans that our loan officers originate are recognized at the time of sale of those mortgage loans and are included in the income from sale of loans. Commission fee income for the year ended December 31, 2005 was $0.6 million compared to $0.8 million for the year ended December 31, 2004.

        Escrow service fees. We discontinued our escrow division in March 2004. Income from escrow and other fees for the year ended December 31, 2004 was $0.08 million.

Cost of loan originations

         Total cost of loan originations and sales of mortgage loans. Total cost of origination and sales of mortgage loans increased 109.5% to $30.0 million for the year December 31, 2005 from $14.3 million for year ended December 31, 2004. The increase was primarily due to increased loan originations. Total cost of origination and loan sales as a percentage of total loan income also increased to 42.0% for the year ended December 31, 2005 compared to 32.9% for the year ended December 31, 2004. This increase was primarily due to increased warehouse interest expense and recognition of commission expenses related to loans originated through the early purchase facility.

         Commissions . Commissions for the year ended December 31, 2005 increased 94.6% to $12.4 million from $6.4 million in the year ended December 31, 2004. This increase was primarily due to an increased volume of loan originations. Commissions, which are primarily a pricing rebate paid by us are recognized at the time of sale to correspond with the recognition of income from the sale of the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale as a prepaid commission on our balance sheet. Commissions for the year ended December 31, 2005 as a percentage of loan income increased to 17.3% compared to 14.6% for the year ended December 31, 2004, primarily as a result of the increased use of the early purchase facility for loan originations where commissions are recognized at the time of origination.

        Warehouse interest expense. Warehouse interest expense for the year ended December 31, 2005 increased 148.6% to $14.3 million from $5.7 million for the year ended December 31, 2004. The increase in interest expense was primarily due to the increase in borrowings, longer holding period, and higher interest rates. The weighted average number of days we held loans before sale during the year ended December 31, 2005 and 2004 was 57 and 51 days, respectively.

        Provision for impairment of mortgage loans. At December 31, 2005, there were 45 loans with an aggregate principal balance of $10.1 million that we had been requested to repurchase by our investors compared to 28 loans with an aggregate principal balance of $4.3 million at December 31, 2004. During the year ended December 31, 2005 we recorded provisions of $1.0 million for losses on impaired mortgage loans we were obligated to repurchase, compared to $0.5 million for the year ended December 31, 2004. In addition, there were 6 loans with an aggregate principal balance of $0.6 million where the buyer had notified us of alleged deficiencies in documentation or underwriting procedures. We may be required to repurchase these loans if we are unable to cure the alleged deficiencies. As of December 31, 2005, no loss reserve has been made for these loans.

        Other closing expenses. Other closing expenses related to the closing of loans, including credit check expenses, appraisal and appraisal review fees and other closing expenses, increased 41.6% to $2.4 million for the year ended December 31, 2005 from $1.7 million for the year ended December 31, 2004. This increase primarily reflects the additional costs related to increased loan originations, offset by improved pricing for services used in loan originations.

Operating expenses

         Total operating expenses. Total operating expenses increased 73.2% to $25.9 million for the year ended December 31, 2005 compared to $14.9 million for the year ended December 31, 2004. The increase was primarily the result of higher salaries, wages, and benefits expense, and increases in other variable operating expenses associated with growth in mortgage loan originations and in the number of employees.

        Salaries. Salaries increased 77.3% to $19.0 million for the year ended December 31, 2005 from $10.7 million for the year ended December 31, 2004. The increase was due primarily to growth in the number of our employees, as well as higher commission and bonus expenses related to higher loan production.

         Occupancy. Occupancy expense increased 150.6% to $1.0 million for the year ended December 31, 2005 from $0.4 million for the year ended December 31, 2004. The increase resulted primarily from increased office space due to expansion and a larger number of employees. In November 2005 the Company moved to a new larger office space in Los Angeles.

         General and administrative. General and administrative expenses increased 53.4% to $5.8 million for the year ended December 31, 2005 from $3.8 million for the year ended December 31, 2004. This increase was due primarily to an increase in mortgage loan originations, increased marketing expenses, an increase in the number of employees, and an increase in legal and accounting fees associated with the preparation and filing of our information statement/prospectus on Form S-4 with the SEC.

        Provision for income taxes. Provision for income taxes increased to $6.3 million for the year ended December 31, 2005 from $5.7 million for the year ended December 31, 2004. This increase was a result of the increase in our income before taxes of $15.5 million for the year ended December 31, 2005 from $14.4 million for the year ended December 31, 2004.

Liquidity and capital resources

        As a mortgage banking company, our primary cash requirements include the funding of mortgage loan originations, origination costs such as commissions and broker premiums, interest expense on and repayment of principal on warehouse facilities, operational expenses, and tax payments. We fund these cash requirements with cash received from borrowings under warehouse facilities and subordinated notes payable, loan sales, mortgage interest collections on loans held for sale, points and fees collected from the origination of loans, and private sales of equity and debt securities. The following table sets forth information about our cash flows for the periods indicated:

		Year Ended December 31,
	2006	2005	2004
		(dollars in millions)
Loans originated for sale	$(2,049.7)	$(1,738.7)	$(1,030.4)
Proceeds from sales	2,005.3	1,767.5	886.3
Other	27.3	29.3	77.4

Net cash provided by (used in) operations	$(17.1)	$58.1	$(66.7)

        We use warehouse facilities to finance a significant portion of our loan originations on a short-term basis. It is our intention to maximize our allowable leverage ratio, defined as our total liabilities divided by our stockholders’ equity, for our warehouse financing.

        Our liquidity strategy is to maintain sufficient and diversified warehouse facilities to finance our mortgage loan originations and to maintain strong relationships with a diverse group of loan purchasers. We expect that this strategy will provide us with the ability to finance our growing origination operations and to maximize our realization of the value of loans we originate.

        In the past, we have financed our operations through increased warehouse borrowing, additional capitalization, and cash income generated from our operations. In the future, our business strategy will continue to depend on our ability to secure sufficient warehouse facilities to fund larger volumes of loans. Currently, we have an aggregate borrowing capacity under our warehouse facilities of $504 million. The extent of this borrowing in turn depends on our net worth and requires certain restricted cash deposits to be maintained with the lender. In addition to cash earnings generated from our operations, we may increase our cash and net worth through offerings of our equity or debt securities or other borrowings.

        We establish target levels of liquidity and capital based on a number of factors including our loan production volume, the condition of the loan sales market for our loans, availability under our warehouse and repurchase facilities and our current balance sheet. We intend to continue to concentrate on maintaining our targeted liquidity levels.

Warehouse and Repurchase Facilities

        As of December 31, 2006, we had three warehouse facilities with two financial institutions. After funding the loans, we typically sell our mortgage loans within 30 to 60 days of origination and pay off the warehouse facilities with the sale proceeds. One of our warehouse facilities is structured as a repurchase agreement, where the financial institution will provide the funds for origination of loans and will hold (warehouse) the collateral until we repurchase the loans to sell them to a buyer. Under the terms of such agreement, the buyer of the loan (takeout investor) will send the proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us.

        One of our warehouse facilities is a committed line, meaning the financial institution, or lender, is obligated to fund up to the committed amount, subject to our meeting financial and other covenants. Some of our warehouse facilities are discretionary, meaning the lender may fund the loans at its discretion. All of our current warehouse facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received all of the related loan documents. Additionally, our current warehouse facilities contain sub-limits for particular product types, collateral types, delinquency, aging, and other limitations. Our warehouse facilities are secured by the loans we originate. Although all of our warehouse facilities mature in the next twelve months, we expect to replace or renew and extend the maturity of our warehouse facilities in the ordinary course of business. We cannot assure you that we will be able to obtain the consents and amendments we need to the existing warehouse facilities or to obtain new warehouse facilities. Our warehouse facilities bear interest at a spread over one month LIBOR, which was 5.32% as of December 31, 2006. The following is a summary by lender as of December 31, 2006.

	Committed Amount	Uncommitted Amount	Total Facility Amount	Maximum Portion Available for Wet Funding	Outstanding Principal Balance(3)	Expiration Date
	(dollars in thousands)
Warehouse Lender
Lehman Brothers Bank, FSB (5)	$200,000	$0	$200,000	$40,000	$85,209	April 10, 2007
Washington Mutual Bank, FA (1)	4,000	0	4,000	1,000	0	August 1, 2007
Washington Mutual Bank, FA (2)(4)	300,000	0	300,000	105,000	159,454	August 1, 2007

Total	$504,000	$0	$504,000	$146,000	$244,663

_________________

(1) Warehousing Credit and Security Agreement
(2) Early Purchase Facility
(3) As of December 31, 2006
(4) Outstanding balance is off balance sheet
(5) This facility expired and was not renewed. It has been replaced by a credit facility with Terwin Mortgage Warehouse Trust II on April 17, 2007.

                 Lehman Brothers Repurchase Facility. As of December 31, 2006, we had a repurchase facility with Lehman Brothers Bank, FSB with a maximum commitment of $200 million. This facility had a one year term and a cost of borrowing equal to the one-month LIBOR rate plus a spread between 1.0% and 1.375%. As of December 31, 2006, we had an outstanding balance of $85.2 million on this facility. On April 10, 2007, the lender granted the Company an extension to April 17, 2007, at which time the facility expired and was not renewed. It has been replaced by a credit facility with Terwin Mortgage Warehouse Trust II on April 17, 2007.

                Washington Mutual Warehouse Facility. We have a $4 million revolving credit facility with Washington Mutual. The cost of borrowing under this agreement is equal to one-month LIBOR plus a spread between 1.0% and 1.25% based on type of loan and period of time for which the loan is subject to the facility. As of December 31, 2006, there was no outstanding balance.

                Washington Mutual Early Purchase Facility. We have an early purchase facility with Washington Mutual pursuant to which certain qualifying loans are acquired by Washington Mutual immediately upon origination. Under terms of this purchase agreement we retain the right to service the mortgage loans. As a condition of the acquisition of a mortgage loan by Washington Mutual, we assign to Washington Mutual the related commitment by a “takeout investor” to purchase the mortgage loan on a servicing released basis at a specified future date within 90 days of origination. Under this facility, the acquisition price for a mortgage loan is the lesser of 98% of the related takeout investor’s purchase price or the original principal balance of the loan. If loans purchased under this facility are not sold to the takeout investor within 90 days they become “aged” and are subject to revaluation of the acquisition price. After an additional 90 days the loans become defective and the Company is required to repurchase them. Loan financings under this facility meet the criteria under FASB Statement No. 140 for the “transfer of financial assets” and therefore are accounted for as sales. Accordingly, the loans are not reflected on our balance sheet. Upon receipt of funds from a takeout buyer, Washington Mutual releases its interest in the related loan and transfers excess funds related to the servicing rights to us. Loans for which a commitment from a takeout buyer is not obtained within 90 days are transferred to our other warehouse facility with Washington Mutual described above. As of December 31, 2006, this early purchase facility had a maximum revolving purchase commitment of $300 million. As of December 31, 2006, we had utilized $159.5 million of this facility’s maximum commitment. The mortgage interest income from loans originated through this facility from the time of funding to the date of their sale to a takeout investor was not material to the financial statements as of December 31, 2006 and therefore no asset or non-cash revenue has been recognized.

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

                Our warehouse facilities are currently obligations of The Mortgage Store and we are currently negotiating amendments to the agreements governing our warehouse facilities and expect to enter into such amendments as soon as practicable. We may not be able to negotiate such amendments in a manner sufficient to successfully execute our business plan. Our inability to access the capital markets could have a negative impact on our growth.

Off-Balance Sheet Arrangements

        In July 2004, we entered into an early purchase facility with Washington Mutual where qualifying loans are purchased by Washington Mutual immediately upon funding, provided that we retain the right to service and resell the loans to a takeout investor for a period of 90 days. Loan originations under provisions of this facility are recognized as sales of loans and are not reflected on our balance sheet. For loans that we originate through this facility, we recognize the origination fee and other lender fees at the time of funding and all corresponding commissions and fees to be paid are recognized immediately. If a loan is not purchased by a takeout buyer within 90 days of the sale under the early purchase facility, we are required to repurchase those loans and the loans are put back on our balance sheet. As of December 31, 2006, loans with an aggregate warehouse liability of $159.5 million were subject to this off-balance sheet arrangement. Based on historical experience, total mortgage loans repurchased pursuant to a breach of this takeout investor requirement would not have a material impact to our statements of operation, and therefore have not been accrued for as a liability on our consolidated balance sheets. If we were to breach the takeout investor requirement and did not have sufficient funds to repurchase the related loans under this facility, that breach might trigger cross-defaults in our other warehouse facilities and have a material adverse effect on our business. In addition, if loan originations under provisions of this facility are not recognized as sales of loans and are required to be reflected on our balance sheet, we may breach financial covenants triggering defaults under our warehouse facilities which may have a material adverse effect on our business. Moreover, failure to obtain sales treatment under this facility may require us to restate our prior financial statements which may have a material adverse effect on our business.

Contractual Obligations and Commercial Commitments

        The following table summarizes our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of December 31, 2006.

	Payments Due by Period (dollars in thousands)
	Total	Less than one year	One to three years	Three to five years	After five years
Warehouse facility - line of credit	$ 85,209	$ 85,209	-	-	-
Warehouse facility - repurchase agreements	159,454	159,454	-	-	-
Subordinate note	3,000	3,000	-	-	-
Operating leases	416	325	$91	-	-
Total contractual obligations	$248,079	$247,988	$91	-	-

Commitments and Contingencies

        We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our borrowers. These financial instruments primarily represent commitments to originate and sell loans. These instruments involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized on our consolidated balance sheets. We believe the credit risk is mitigated by our evaluation of the creditworthiness of potential borrowers on a case-by-case basis. Currently we do not hedge the interest rate risk on our commitments to originate loans.

        In the ordinary course of business, we provide representations and warranties to purchasers of the mortgage loans we originate. Under certain circumstances, we could become liable to repurchase loans if there has been a breach of the representations and warranties. Additionally, in some cases we may refund the premium paid by the purchasers if a loan is prepaid in full within a certain amount of time from the date of sale (generally within six months). We record a reserve for potential repurchases and premium refunds, which is charged to gain on sale of loans. The reserve represents our estimate of the total losses we expect to occur and is considered by management to be adequate based upon the evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold.

        We record every repurchase demand as an obligation to repurchase. Many demands, however, are subsequently withdrawn or rescinded by the buyers once the deficiencies are cured. Typically a repurchase demand arising from early payment default is resolved either by re-pricing the loan, where the buyer receives a discount and keeps the note without further recourse, or by indemnifying the buyers against future losses. Once a loan is re-priced or the demand is rescinded we reduce our obligation accordingly. When we can not reach an agreement on re-pricing or we believe that we could mitigate losses more efficiently, we may repurchase the loan and hold it until its disposition. In certain cases, we may agree with the buyer that their servicer continues the foreclosure process of seriously delinquent loans and we reimburse the buyer for their actual loss after sales of the property. We record a provision for losses on loans that we are required to repurchase or are holding on our balance sheet.

        The following table summarizes the outstanding obligations to repurchase loans and loss reserves at the respective dates.

	Obligations to Repurchase Loans
	(dollars in thousands)
	December 31,
	2006	2005	2004
Obligations to repurchase mortgage loans	$50,510	$10,071	$4,318

Reserve for impairment of mortgage loans	$15,176	$ 1,189	$ 519

Inflation

        Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors influence our performance far more than does inflation. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation. Our financial statements are prepared in accordance with GAAP and our financial position and results of operations are measured with reference to historical cost or fair market value without considering inflation.

Newly Issued Accounting Pronouncements

         In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS NO. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that are themselves derivative instruments. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company's consolidated financial statements.

         In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS No. 156 amends FASB Statement No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) at initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. SFAS No. 156 also describes the manner in which it should be initially applied. We are currently evaluating the accounting and disclosure requirements of SFAS No. 156 in order to determine the impact that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 156 at the beginning of our fiscal year 2007.

         In June 2006, the FASB issued FASB Interpretation No. (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of the tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance related to derecognition, classification, interest and penalties, accounting in interim periods and disclosure. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently evaluating the accounting and disclosure requirements of FIN 48 in order to determine the impact that this guidance will have on our results of operations or financial condition when we adopt FIN 48 at the beginning of our fiscal year 2007.

         In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are currently evaluating the accounting and disclosure requirements that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 157 at the beginning of our fiscal year 2008.

         In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plan - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company believes that the adoption of SFAS No. 158 will not have a material impact on the Company’s financial position, results of operations or cash flows.

         In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 did not have a material impact on the Company’s consolidated financial statements.

         In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of implementing SFAS 159 on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

        Market risks generally represent the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Our market risk relates primarily to interest rate fluctuations. We may be directly affected by the level of and fluctuations in interest rates, which affects the spread between the rates of interest received on our mortgage loans and the related financing rate. Our profitability could be adversely affected during any period of unexpected or rapid changes in interest rates, by impacting the value of loans held for sale.

        The objective of interest rate risk management is to control the effects interest rate fluctuations have on the value of our assets and liabilities. Our management of interest rate risk is intended to mitigate the volatility of earnings associated with fluctuations in the unrealized gain (loss) of loans held for sale due to changes in the current market rate of interest.

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

Interest Rate Simulation Sensitivity Analysis

        Changes in market interest rates may affect our gain (loss) from sales of mortgage loans. At December 31, 2006 we held $36.9 million in loans that had not been committed for sale. Increases in interest rate would adversely affect revenue to be realized from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on the uncommitted loans.

        The following table summarizes impact of -100 basis points (bps), -50 bps, +50 bps and +100 bps change in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from the sales of mortgage loans.

Change in interest rate (bps)	(100)	(50)	50	100

Change in income from sales of uncommitted loans (dollars in millions)	$0.456	$0.213	$(0.218)	$(1.044)

Inflation

        Inflation affects us most significantly in the area of loan originations by affecting interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 is incorporated by reference to TMSF Holdings, Inc.'s consolidated financial statements and report of independent registered public accounting firm beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

         In connection with the preparation of this annual report, our management, with the participation of our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006.

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

         Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

         A material weakness is a control deficiency, or combination of control deficiencies (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005:

        The Company did not maintain an effective control environment and specifically, elements of the Company's finance organization were not structured with sufficient resources to ensure the consistent execution of their responsibility to provide independent and pro-active leadership in the areas of monitoring of controls, disclosure reviews and financial reporting.

         The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with its financial reporting requirements and the complexity of the Company's operations and transactions. Additionally, the Company did not maintain effective controls to ensure there is adequate monitoring and oversight of the work performed by accounting and financial reporting personnel to ensure the accuracy and completeness of the consolidated financial statements in accordance with GAAP.

         The Company did not maintain effective controls to ensure there is adequate analysis, documentation, reconciliation, and review of accounting records and supporting data.

         These control deficiencies resulted in audit adjustments in the Company's 2005 annual consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

        There were significant changes in our internal control over financial reporting during the year ended December 31, 2006, that addressed the material weaknesses identified in the audit of the consolidated financial statement as of and for the year ended December 31, 2005.

ITEM 9B. OTHER

         None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

         The following table provides certain information with respect to the executive officers and directors of the Company.

Name	Age	Position
Raymond Eshaghian	37	Chairman of the Board, Chief Executive Officer, President and
		Secretary
Daniel M. Rood	53	Chief Financial Officer
H. Wayne Snavely (1)	65	Director
M. Aaron Yashouafar	45	Director
David Sklar (1)	54	Director

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

              Daniel Rood has served as the Company's Chief Financial Officer since May 2006. From January 2006 to May 2006, Mr. Rood served as Senior Vice President of The Mortgage Store Financial, Inc.. Mr. Rood was CEO of Security Pacific Finance from February 2003 to January 2006. From October 1996 to February 2003 Mr. Rood served as Senior Vice President of Imperial Credit Industries.

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

             M. Aaron Yashouafar has served as a member of the Company’s Board of Directors since October 2002. Mr. Yashouafar is an owner of Milbank Real Estate Services, Inc., a commercial real estate investment and management company in Los Angeles, California, and he has served as its Chief Executive Officer since 2000. Prior to becoming its Chief Executive Officer, Mr. Yashouafar served as Executive Vice President of Milbank Real Estate Services from 1993 to 2000. Additionally, Mr. Yashouafar served as Vice President of Supreme Property Management Company from 1983 to 1993. Mr. Yashouafar graduated from California State University at Northridge in 1982 with a degree in Business Administration.

         David A. Sklar. Mr. Sklar has served on our Board of Directors since November, 2005. In December, 2001, Mr. Sklar founded and has since been managing director of S-G Advisors Residential Mortgage Solution LLC and ALCA Investment, LLC. From February, 1999 until May, 2001, Mr. Sklar was Executive Vice President and Chief Financial Officer of Escrow.com. In addition, prior to 1999, Mr. Sklar was Executive Vice President and Chief Financial Officer of Aames Financial Corporation and prior to that, he has served as the Chief Financial Officer of Imperial Bank Corp. Mr. Sklar is a Certified Public Accountant and graduated with a B.A. from UCLA in 1975.

             There are no family relationships between any of the directors or executive officers of the Company.

              The Company is not required to maintain audit, compensation or nominating committees under the applicable rules of the Over-the-Counter Bulletin Board. However, the Company currently has an audit and compensation committee.

Audit Committee

              The Audit Committee, established by the Board of Directors on November 1, 2002, reviews the scope of auditing activities performed by the Company’s independent auditors. The purpose of the Audit Committee is to recommend engagement of the Company’s independent auditors, to approve the services performed by such auditors, to consult with such auditors and review with them the results of their examination, to review and approve any material accounting policy changes affecting the Company’s operating results and to review the Company’s control procedures and personnel. The Audit Committee does not presently have a written charter. The Audit Committee is currently comprised of H. Wayne Snavely and David A Sklar. As an issuer whose common stock is quoted on the OTC Bulletin Board, the Company is not required to satisfy the listing standards of the New York Stock Exchange, the American Stock Exchange or NASDAQ, including the requirements regarding independence of audit committee members. The committee met twice in 2006.

              The Company’s board of directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(e) of Regulation S-K. Mr. H. Wayne Snavely is an “audit committee financial expert” and is independent as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compensation Committee

              The Compensation Committee was established by the Board of Directors on November 1, 2002. The purpose of the Compensation Committee is to review and approve the compensation benefits and severance arrangements for the Company’s officers and other employees, administer the Company's stock option and stock purchase plans and make recommendations to the Board of Directors regarding such matters. The Compensation Committee is currently comprised of H. Wayne Snavely and David A Sklar. The Compensation Committee met twice during 2006. The executive compensation for 2006 was discussed with and approved by the Compensation Committee. See “Certain Relationships and Related Transactions.”

Audit Committee Financial Expert

        The Company’s Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(e) of Regulation S-K. Mr. Snavely is an “audit committee financial expert” and is independent as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the common stock of the Company. Such persons are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to the Company’s executive officers, directors and greater than ten percent stockholders were satisfied by such persons.

Code of Ethics

         We have adopted a code of business conduct and ethics within the meaning of Item 406(b) of Regulation S-K. This code of ethics applies to our directors, executive officers and employees, including our chief executive officer, chief financial officer, and controller. This code of ethics is publicly available in the corporate governance section of the investor relations page of our website located at www.tmsfholdings.com and in print upon request to the Secretary at TMSF Holdings, Inc., 707 Wilshire Blvd., 26th Floor, Los Angeles, California 90017. If we make amendments to the code of ethics or grant any waiver that the SEC requires us to disclose, we will disclose the nature of such amendment or waiver on our website.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Policies and Philosophy

         The compensation committee administers the policies governing our executive compensation program. All issues pertaining to executive compensation are reviewed by the compensation committee and recommendations are made to the Board of Directors for their approval. Compensation agreements established for executive officers base incentives on the company achieving long and short term goals that in the opinion of the committee create greater shareholder value.

         It is important that compensation be competitive in the marketplace and provide incentives for management to deliver superior results for our shareholders.

Compensation in 2006

         Each executive officer’s compensation is comprised of two principal components: base salary and incentive compensation.

         Consistent with company policy and in accordance with his employment agreement an incentive bonus was paid to Mr. Rood and Mr. Najand.

Compensation of Our Chief Executive Officer In 2006

         Mr. Eshaghian, as Chairman, Chief Executive Officer and Secretary, significantly and directly influenced the company’s performance in 2006. The compensation committee has reviewed all components of Mr. Eshaghian’s compensation, including base salary, bonus, and benefits. In 2006, Mr. Eshaghian received a base salary of $750,000. Mr. Eshaghian was awarded other annual compensation in the aggregate amount of $86,198. The committee believes that Mr. Eshaghian’s compensation is consistent with the terms of his employment agreement and was well deserved based upon the performance of the company in 2006.

         The following table sets forth information concerning the compensation for the three years ended December 31, 2006, 2005, and 2004 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year.

	Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards (3)	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation (1)	Total

Raymond Eshaghian	2006	$750,000	--	--	--	--	--	$86,198	$836,198
Chairman of the Board,	2005	750,000	--	--	--	--	--	90,496	840,496
Chief Executive Officer,	2004	450,000	$250,000	--	$210,000	--	--	74,705	984,705
President and Secretary

Daniel Rood	2006	175,200	50,000	--	270,600	--	--	--	495,800
Chief Financial Officer	2005	--	--	--	--	--	--	--	--
	2004	--	--	--	--	--	--	--	--

Masoud Najand (2)	2006	144,000	25,000	--	--	--	--	--	169,000
Former Chief Financial	2005	144,000	50,000	--	224,000	--	--	--	418,000
Officer	2004	128,000	50,000	--	--	--	--	--	178,000

_________________

(1)  Represents car allowance and life insurance.
(2) Mr. Najand was our Chief Financial Officer until May 2006.
(3) Figure includes 5% forfeiture. Assumptions are disclosed in Note 2 “Stock-Based Compensation”

Compensation of Directors

        The Company did not pay its non-employee directors any annual compensation for their services or for attendance at Board or committee meetings. Officers of the Company who are members of the Board of Directors are not paid any directors’ fees. Following are consulting fees paid to directors for the years 2006, 2005, and 2004.

	Director Compensation
Name	Year	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

H. Wayne Snavely	2006	$40,000	--	--	--	--	--	$40,000
	2005	40,000	--	--	--	--	--	40,000
	2004	40,000	--	--	--	--	--	40,000

David Sklar	2006	15,000	--	--	--	--	--	15,000
	2005	--	--	--	--	--	--	--
	2004	--	--	--	--	--	--	--

M. Aaron Yashouafar	2006	--	--	--	--	--	--	--
	2005	--	--	--	--	--	--	--
	2004

Policy of Deductibility of Compensation

         Section 162(m) was added to the Internal Revenue Code as part of the Omnibus Budget Reconciliation Act of 1993. Section 162(m) limits the deduction for compensation paid to the Chief Executive Officer and the other Named Executive Officers to the extent that compensation of a particular executive exceeds $1.0 million, unless such compensation was based upon performance goals determined by a compensation committee consisting solely of two or more outside directors, the material terms of which are approved by a majority vote of the stockholders prior to the payment of such remuneration. The incentive compensation under the current employment agreements with each of Messrs. Eshaghian, Rood, and Najand are structured with the intent to meet the compensation deduction under Section 162(m).

         The compensation committee intends to review our compensation programs to determine the deductibility of the future compensation paid or awarded pursuant thereto and will seek guidance with respect to changes to our existing compensation program that will enable the Company to continue to attract and retain key individuals while optimizing the deductibility to the Company of amounts paid as compensation. However, this policy does not rule out the possibility that compensation may be approved that may not qualify for the compensation deduction if, in light if all applicable circumstances, it would be in the best interests of the company for such compensation to be paid.

Conclusion

        The compensation committee believes that the Company’s overall executive compensation program will be successful in providing competitive compensation appropriate to attract and retain highly qualified executives and also to encourage superior performance from the executive group, which will create added stockholder value. The committee will continue to evaluate and administer the Company’s executive compensation program in a manner that we believe will compensate management for performance and in the best interest of our stockholders.

      COMPENSATION COMMITTEE:

H. Wayne Snavely (Director)
David A. Sklar (Director)

Compensation Committee Interlocks and Insider Participation

         During 2006, our compensation committee consisted of Messrs. Snavely and Sklar. No member of the compensation committee was, during the fiscal year, an officer or employee of the Company, nor was any member of the compensation committee formerly an officer of the Company.

Stock Option Plan

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	--	--	--

Equity compensation plans not approved by security holders	1,970,000 (1)	$1.27	780,000
Total	1,970,000	$1.27	780,000

_________________

(1) Figure includes 75,000 shares that are issued outside the Equity Compensation Plan of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Raymond Eshaghian (1)	500,000	--	--	$0.95	6/25/2009	--	--	--	--
Daniel Rood (2)	--	110,000	--	$2.71	2/15/2016	--	--	--	--
Masoud Najand (3)	20,000	80,000	--	$2.35	5/6/2015	--	--	--	--

_________________

(1)  Stock Options vested in full on 6/25/2004.
(2) Stock Options vest at the rate of 20% per year, with vesting date of 2/15/07, 2/15/08, 2/15/09, 2/15/10, and 2/15/11.
(3) Stock Options vest at the rate of 20% per year, with vesting date of 5/6/06, 5/6/07, 5/6/08, 5/6/09, and 5/6/10.

         On June 10, 2003, Mr. H. Wayne Snavely was awarded 750,000 options to purchase the Company's stock at a certain price and exercisable at a certain period. These options are issued outside the Equity Compensation Plan of the Company.

        On June 25, 2004, under the Company’s employee stock option plan and with approval of the Board of Directors, Raymond Eshaghian, the President and CEO of the Company was granted 500,000 Incentive Stock Options (“ISO”) to purchase Company’s stock at an exercise price of $0.95. These options vested immediately.

        On August 23, 2004 under the Company’s employee stock option plan and with approval of the Board of Directors for services rendered in the past and as future incentive M. Aaron Yashouafar was granted 210,000 options to purchase the Company’s stock at an exercise price of $0.95. These options vested immediately.

        On August 23, 2004 in consideration for services rendered, the Company granted Mr. Joseph H. Nourmand options to purchase 52,000 shares of common stock at an exercise price of $0.85 per share. These options vested immediately. The Company has recognized the fair market value of these options as consulting expense. In addition, options to purchase 30,000 shares of common stock, which were granted to CCG Investor Relations on May 4, 2004, and which were scheduled to be issued by September 30, 2004 were recognized as consulting expense at their fair market value.

        On April 15, 2005 and May 6, 2005, under the Company’s employee stock option and with approval of the Board of Directors, certain employees were granted 360,500 options to purchase the Company’s stock at exercise prices ranging from $2.00 — $2.35 per share, vesting over a period of five years, commencing April 2005 and expiring in April 2015.

        On September 7, 2005, under the Company’s employee stock option plan and with approval of the Board of Directors, a company executive was granted 300,000 options to purchase the Company’s stock at an exercise price of $3.50 per share, vesting over a period of five years, commencing September 2005 and expiring in September 2015. These options were cancelled on November 30, 2005.

        In November 2005, under the Company’s employee stock option plan and with the approval of the Board of Directors, four employees were granted 10,000 options each to purchase the Company’s stock at an exercise price of $2.80 per share, vesting over a period of five years, commencing November 2005 and expiring in November 2015.

        On January 16, 2006, the Company approved the issuance of stock options to an employee of The Mortgage Store Financial, Inc. The agreement granted the employee options to purchase 15,000 shares of common stock at an exercise price of $3.10 per share, vesting over a period of five years, commencing January 2006, and expiring in January 2016. The fair value of the options was estimated at $41,980 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.34%, expected volatility of 98%, and a dividend yield of 0%.

        On February 15, 2006, the Company approved the issuance of stock options to an executive of The Mortgage Store Financial, Inc. The agreement granted the employee options to purchase 110,000 shares of common stock at an exercise price of $2.71 per share, vesting over a period of five years, commencing February 2006, and expiring in February 2016. The fair value of the options was estimated at $269,526 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.61%, expected volatility of 98%, and a dividend yield of 0%.

        On May 18, 2006, the Company approved the re-issuance of stock options to its investor relations firm. The agreement granted the firm options to purchase 30,000 shares of common stock at an exercise price of $1.40 per share. The options vested immediately and expire on May 2007. The fair value of the options was estimated at $16,500 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.96%, expected volatility of 99%, and a dividend yield of 0%.

        On September 5, 2006, the Company approved the issuance of stock options to an employee of The Mortgage Store Financial, Inc. The agreement granted the employee options to purchase 5,000 shares of common stock at an exercise price of $1.25 per share, vesting over a period of five years, commencing September 2006, and expiring in September 2016. The fair value of the options was estimated at $5,250 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.78%, expected volatility of 80%, and a dividend yield of 0%.

Employment Contracts

         On May 12, 2006, the Company entered into an employment agreement with Mr. Rood which sets forth the terms of his at will employment by the Company. Mr. Rood will receive a base salary at an annual rate of $175,200 and will be eligible to participate in any annual bonus program established by the Company’s Compensation Committee. Mr. Rood was also granted options on February 15, 2006, to purchase an aggregate of 110,000 shares of the Company's common stock under the Company’s 2003 Stock Option Plan and standard form of option agreement at an exercise price of $2.71. The options have a term of ten years and vest over a five-year period.

         Mr. Raymond Eshaghian currently does not have an employment contract and his compensation is determined by the Company’s performance and the Company’s compensation committee periodically.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

        The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock as of May 1, 2007 by (i) each person known to the Company to beneficially own more than five percent of the Company’s common stock, (ii) each director, (iii) the Company’s executive officers, and (iv) all directors and executive officers as a group.

        The percentage ownership of TMSF Holdings is calculated based on 16,628,800 shares of TMSF Holdings common stock outstanding (15,000,000) plus options exercisable within 60 days of May 1, 2007 (1,628,800). The SEC has defined “beneficial” ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment powers. A stockholder is also deemed to be, as of any date, the beneficial owners of all securities that such stockholder has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant or right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account or similar arrangement, or (d) the automatic termination of a trust, discretionary account or similar arrangement and such shares are added to the 15,000,000 shares of issued and outstanding common stock when calculating such stockholder’s beneficial ownership percentage. The address of each of such persons listed below is c/o: TMSF Holdings, Inc., 707 Wilshire Boulevard, 26th Floor, Los Angeles, California 90017.

	TMSF Holdings Common Stock
Beneficial Owner	Number	Percent
Officers and Directors
Raymond Eshaghian (1)	9,617,450	57.8%
M. Aaron Yashouafar (2)	2,037,150	12.3%
H. Wayne Snavely (3)	750,000	4.5%
Daniel Rood (5)	22,000	0.1%
David Sklar	-	-%
All directors and officers as a group (5 persons)	12,426,600	74.7%
5% Beneficial Owners
Solayman Yashouafar (4)	1,790,000	10.8%

_________________

(1)  Includes 500,000 shares of common stock underlying options that are exercisable currently or within 60 day of May 1, 2007.
(2)  Includes 210,000 shares of common stock underlying options that are exercisable currently or within 60 day of May 1, 2007.
(3)  Includes 750,000 shares of common stock underlying options that are exercisable currently or within 60 day of May 1, 2007.
(4)  Mr. Yashouafar’s address is 660 S. Figueroa Street 24th Floor, Los Angeles, CA 90017.
(5) Includes 110,000 shares of common stock underlying options, 28,417 of which are exercisable currently within 60 days of May 1, 2007.

        As of May 1, 2007, Raymond Eshaghian beneficially owned approximately 60.8% of the voting power of the Company’s common stock. By virtue of this stock ownership, Raymond Eshaghian may be deemed to be a “control person” of the Company within the meaning of the rules and regulations promulgated under the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

         On June 10, 2003, Mr. H. Wayne Snavely was awarded 750,000 options to purchase the Company's stock at a certain price and exercisable at a certain period. These options are issued outside the Equity Compensation Plan of the Company.

        On June 25, 2004, under the Company’s employee stock option plan and with approval of the Board of Directors, Raymond Eshaghian, the President and CEO of the Company was granted 500,000 Incentive Stock Options (“ISO”) to purchase company’s stock at an exercise price of $0.95. These options vested immediately.

        On August 23, 2004 under the Company’s employee stock option plan and with approval of the Board of Directors for services rendered in the past and as future incentive M. Aaron Yashouafar was granted 210,000 options to purchase the Company’s stock at an exercise price of $0.95. These options vested immediately.

        On August 23, 2004 in consideration for services rendered, the Company granted Mr. Joseph H. Nourmand options to purchase 52,000 shares of common stock at an exercise price of $0.85 per share. These options vested immediately. The Company has recognized the fair market value of these options as consulting expense. In addition, options to purchase 30,000 shares of common stock, which were granted to CCG Investor Relations on May 4, 2004, and which were scheduled to be issued by September 30, 2004 were recognized as consulting expense at their fair market value.

        On April 15, 2005 and May 6, 2005, under the Company’s employee stock option and with approval of the Board of Directors, certain employees were granted 360,500 options to purchase the Company’s stock at exercise prices ranging from $2.00 — $2.35 per share, vesting over a period of five years, commencing April 2005 and expiring in May 2015.

        On September 7, 2005, under the Company’s employee stock option plan and with approval of the Board of Directors, a company executive was granted 300,000 options to purchase the Company’s stock at an exercise price of $3.50 per share, vesting over a period of five years, commencing September 2005 and expiring in 2015. These options were cancelled on November 30, 2005.

        In November 2005, under the Company’s employee stock option plan and with the approval of the Board of Directors, four employees were granted 10,000 options each to purchase the Company’s stock at an exercise price of $2.80 per share, vesting over a period of five years, commencing November 2005 and expiring in November 2015.

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

        In February 2006, the Company approved the issuance of stock options to an executive of The Mortgage Store Financial, Inc. The agreement granted the employee options to purchase 110,000 shares of common stock at an exercise price of $2.71 per share, vesting over a period of five years, commencing February 15, 2006, and expiring on February 15, 2016. The fair value of the options was estimated at $269,526 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.61%, expected volatility of 98%, and a dividend yield of 0%.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Mortgage Store

        The Mortgage Store Financial, Inc. (“The Mortgage Store”) is a wholly-owned subsidiary of the Company, which is a holding company. The Company and The Mortgage Store have interlocking executive positions and share common ownership. Raymond Eshaghian, the Company’s Chairman of the Board, Chief Executive Officer, President and Secretary, and The Mortgage Store’s President, is an owner of 60.8% of the outstanding shares of the common stock of the Company.

        In addition, as owner of a majority of the outstanding shares of voting stock of the Company, Mr. Eshaghian has the right to elect the majority of the members of the Company’s Board of Directors and has the ability to significantly control the outcome of matters for which the consent of the holders of the majority of the outstanding shares of the common stock of the Company is required.

Related Party Transactions

        During the years ended December 31, 2006, 2005, and 2004, the Company paid $262,500, $532,000 and $403,600 respectively, for consulting expenses to companies owned by shareholders. The Company also paid $210,000, $360,000, and $397,500 respectively, for consulting expenses to a relative of a shareholder during the years ended December 31, 2006, 2005, and 2004. Furthermore, during the years ended December 31, 2006, 2005, and 2004, the Company paid consulting expenses of $55,000, $40,000, and $40,000 respectively, to two directors. This consulting agreement terminated in July 2006.

Mortgage Loans for Employees

        During the course of its business the Company provides mortgage loans to its employees and related parties at prevailing market rates. During the years ended December 31, 2006, 2005, and 2004 the Company funded $230,000, $4,976,225, and $1,470,600 in mortgage loans for officers or executive employees, and $2,337,105, $5,437,475, and $5,699,900 respectively for persons related to officers. These loans were subsequently sold in the secondary market at comparable market margins.

Lease Agreement

        In October 2002, the Company began leasing its corporate offices from Milbank Real Estate Services, Inc., a commercial real estate investment and management company that is owned in part by M. Aaron Yashouafar, who is a member of the Company’s Board of Director and 10% stockholder. The Company paid approximately $779,200 to Milbank Real Estate Services for the lease of its corporate offices during the year ending December 31, 2005. The lease expired in November 2005 and the Company moved to a new location, which is sub-leased until May 31, 2007 with an option to renew. The present lease agreement provides for future payments of approximately $255,000.

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

         M. Aaron Yashouafar, a member of the Company’s Board of Directors, participated in this private offering and, as a result, he beneficially owns 2,000,000 shares of the Company’s common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         During the fiscal years ended December 31, 2006, 2005, and 2004 the Company retained Singer Lewak Greenbaum & Goldstein, LLP as independent auditors and paid the following fees for services rendered:

	For the year Ended December 31,
	2006	2005	2004
Audit fees	$335,897	$116,000	$115,400
Audit-related fees (1)	14,953	166,000	8,300
Tax fees	--	12,500	14,000
All other fees	--	--	--

Total audit and non-audit fees	$350,850	$282,000	$123,700

________________

(1) Review of registration statement for SB-2 filing and S-4 information statement/prospectus.
(2)  Preparation of tax return

Pre-Approval Policies and Procedures for Audit and Non-Audit Services

        The audit committee pre-approves all auditing services and permitted non-audit services, including the fees and terms thereof, to be performed by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(I)(B) of the Exchange Act which are approved by the audit committee prior to the completion of the audit. The audit committee may form and delegate authority to subcommittees consisting of one or more members of the audit committee when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting. In pre-approving the services in 2006 under audit related fees, tax fees or all other fees, the audit committee did not rely on the de minimis exception to the SEC pre-approval requirements.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

2.1	Plan of Reorganization and Stock Exchange Agreement (incorporated by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2002).

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 6, 2002).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

4.2	Registration Rights Agreement dated November 29, 2002 among the Registrant and certain stockholders (incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

4.2(a)	List of Registrant's stockholders who entered into Registration Rights Agreement referenced in Exhibit 4.2 with the Registrant (incorporated by reference to Exhibit 4.2(a) of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

4.3	Registration Rights Agreement dated December 6, 2002 between the Registrant and Raymond Eshaghian (incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

10.1	2003 Stock Option, Deferred Stock and Restricted Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

10.2	Lease Agreement dated August 31, 2002 between The Mortgage Store Financial, Inc., a subsidiary of the Registrant, and Roosevelt Building (incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

10.3	Consulting Services Agreement dated October 23, 2001 between The Mortgage Store Financial, Inc., a subsidiary of the Registrant, and H. Wayne Snavely (incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

10.4	Employment Agreement dated May 12, 2006 between The Mortgage Store Financial, Inc., a subsidiary of the Registrant, and Daniel M. Rood (incorporated by reference to Exhibit 10.4 of the Registrant's 8-K Filing on Form 8-K on May 16, 2006).

14.1	Code of Ethics.

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K for the period ending December 31, 2002).

23	Consent of Singer Lewak Greenbaum & Goldstein LLP.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a - 14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities and Exchange Act Rule 13a - 14(a).

32.1	Certification Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 2nd day of May, 2007.

TMSF HOLDINGS, INC. by /S/ RAYMOND ESHAGHIAN Raymond Eshaghian Chairman of the Board

                     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RAYMOND ESHAGHIAN Raymond Eshaghian	Chairman of the Board, Chief Executive Officer, Secretary and Director	May 2, 2007
/S/ DANIEL M. ROOD Daniel M. Rood	Chief Financial Officer	May 2, 2007
/S/ M.AARON YASHOUAFAR M.Aaron Yashouafar	Director	May 2, 2007
/S/ H.WAYNE SNAVELY H.Wayne Snavely	Director	May 2, 2007
/S/ DAVID SKLAR David Sklar	Director	May 2, 2007

TMSF HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2
Consolidated Statements of Income	F-3
Consolidated Statements of Stockholders' Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TMSF Holdings, Inc.
Los Angeles, California

We have audited the consolidated balance sheets of TMSF Holdings, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TMSF Holdings, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/S/SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 1, 2007

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

ASSETS
	2006	2005
Current assets
Cash and cash equivalents	$14,969,140	$10,247,233
Mortgage loans held for sale	93,593,135	65,693,818
Mortgage loans to be repurchased	50,510,160	10,071,210
Reserve for impairment of mortgage loans	(15,175,866)	(1,189,000)
Prepaid expenses	580,030	274,538
Warehouse receivables	6,601,869	6,603,235
Other receivables and employee advances
(net of $208,125 and $0, respectively,
of allowance for bad debts)	263,551	528,149
Real estate owned (net of $1,966,637 and
$34,000, respectively, of loss reserves)	4,967,362	425,299
Income tax receivable	163,691	525,036
Deferred tax asset - current	7,894,622	970,341
Total current assets	164,367,694	94,149,859

Restricted cash	297,530	413,292
Property and equipment (net of $1,156,315 and $648,753
respectively, of accumulated depreciation)	880,078	815,846
Deferred tax asset - non-current	35,623	-
Deposits and other assets	197,723	283,245
Total assets	$165,778,648	$95,662,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Warehouse lines of credit	$85,209,074	$59,385,101
Obligations to repurchase mortgage loans	50,510,160	10,071,210
Accounts and other payables	7,605,455	2,273,369
Accrued expenses	1,168,366	416,994
Subordinated note payable	3,000,000	-
Total current liabilities	147,493,055	72,146,674
Deferred tax liability - non current	-	4,269
Total liabilitites	147,493,055	72,150,943

Stockholders’ equity
Preferred stock, $0.001 par value
100,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value
30,000,000 shares authorized,
15,000,000 shares issued and outstanding	15,000	15,000
Additional paid-in capital	3,242,402	3,078,682
Retained earnings	15,028,191	20,417,617

Total stockholders’ equity	18,285,593	23,511,299

Total liabilities and stockholders’ equity	$165,778,648	$95,662,242

The accompanying notes are an integral part of these consolidated financial statements

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Loan income
Income from sales of mortgage loans	$60,013,948	$53,451,419	$34,007,602
Mortgage interest income	18,067,378	17,379,358	8,710,726
Commission fee income	750,932	640,329	777,215
Escrow service fees	-	-	84,617

Total loan income	78,832,258	71,471,106	43,580,160

Costs of loan origination and sales of mortgage loans
Commissions	16,666,963	12,368,815	6,355,791
Warehouse interest expense	16,912,093	14,269,587	5,739,287
Appraisals	1,991,663	1,684,227	969,554
Credit reports	220,826	186,981	145,174
Warehouse fees	293,613	369,951	260,863
Provision for impairment of mortgage loans	21,756,897	967,222	531,020
Other costs	110,801	156,684	316,693

Total costs of loan origination and sales of mortgage loans	57,952,856	30,003,467	14,318,382

Gross profit	20,879,402	41,467,639	29,261,778

Operating expenses
Salaries	22,964,585	18,978,105	10,702,181
Occupancy	844,218	1,034,882	412,860
General and administrative	6,511,865	5,838,300	3,807,143

Total operating expenses	30,320,668	25,851,285	14,922,184

Income (loss) from operations	(9,441,266)	15,616,354	14,339,594

Other income (expense)
Interest income	233,745	125,273	17,772
Other income (expense)	202,802	(20,106)	14,999
Loss on disposal of assets	-	(191,419)	(463)

Total other income (expense)	436,547	(86,252)	32,308

Income (loss) before provision for (benefit from) income taxes	(9,004,719)	15,530,103	14,371,902

Provision for (benefit from) income taxes	(3,615,293)	6,328,310	5,736,644

Net income (loss)	$(5,389,426)	$9,201,793	$8,635,258

Basic earnings (loss) per share	$(0.36)	$0.61	$0.58

Diluted earnings (loss) per share	$(0.36)	$0.57	$0.56

Basic weighted-average common
shares outstanding	15,000,000	15,000,000	15,000,000

Diluted weighted-average
common shares outstanding	15,000,000	16,131,127	15,298,198

The accompanying notes are an integral part of these consolidated financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 31, 2006

	Preferred Stock						Common Stock		Additional
	Class A		Class B		Class C				Paid-In	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, December
31, 2003		$--		$--		$--	15,000,000	$15,000	$3,043,182	$2,580,566	$5,638,748
Options granted									35,500		35,500
Net income for 2004										8,635,258	8,635,258
Balance, December
31, 2004		--		--		--	15,000,000	15,000	3,078,682	11,215,824	14,309,506
Net income for 2005										9,201,793	9,201,793
Balance, December
31, 2005		--		--		--	15,000,000	15,000	3,078,682	20,417,617	23,511,299
Stock option
compensation expense		--		--		--	--	--	147,220	--	147,220
Options granted
consulting		--		--		--	--	--	16,500	--	16,500
Net loss for 2006										(5,389,426)	(5,389,426)
Balance, December
31, 2006		$--		$--		$--	15,000,000	$15,000	$3,242,402	$15,028,191	$18,285,593

The accompanying notes are an integral part of these consolidated financial statements

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$ (5,389,426)	$ 9,201,793	$ 8,635,258
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	507,562	379,239	176,133
Provision for impairment of,
mortgage loans	15,919,502	747,762	518,928
Share based compensation expense	147,220	-	-
Options granted for consulting activities	16,500	-	35,500
Bad debts expense	208,125	-	-
Loss on sale of assets	-	200,883	-
(Increase) decrease in
Mortgage loans held for sale	(27,899,317)	55,422,124	(75,695,975)
Mortgage loans to be repurchased	(40,438,950)	(5,752,927)	(4,318,283)
Prepaid expenses	(305,492)	(190,310)	(51,737)
Income tax receivable	361,345	(525,036)	-
Other receivables and employee advances, net	56,473	(399,294)	(32,690)
Warehouse receivables	1,366	(3,476,797)	(3,112,677)
Deposits and other assets	85,522	(254,671)	87,504
Deferred tax asset - current	(6,924,281)	(530,640)	(439,701)
Deferred tax asset - non current	(35,623)	-	-
Increase (decrease) in
Accounts and other payables	5,332,086	(2,191,587)	4,043,810
Obligation to repurchase mortgage loans	40,438,950	5,752,927	4,318,283
Escrow funds payable	-	-	(54,308)
Accrued expenses	751,373	70,223	287,742
Accrued income taxes	--	(259,063)	(936,832)
Deferred tax liability - current	-	-	(271,000)
Deferred tax liability - non current	(4,269)	(98,440)	102,709

Net cash provided by (used in) operating activities	(17,171,334)	58,096,186	(66,707,336)

Cash flows from investing activities

Decrease (increase) in restricted cash	115,762	942,878	(866,956)
Net proceeds from real estate owned	(6,474,700)	(459,299)	558,998
Purchase of property and equipment	(571,794)	(728,701)	(459,570)

Net cash provided by (used in) in investing activities	(6,930,732)	(245,122)	(767,528)

Cash flows from financing activities
Warehouse lines of credit, net	25,823,973	(56,169,046)	73,196,907
Proceeds from subordinated
note payable	3,000,000	-	-

Net cash provided by (used in) financing activities	28,823,973	(56,169,046)	73,196,907

Net increase (decrease) in cash and cash equivalents	$ 4,721,907	$ 1,682,018	$ 5,722,043

Cash and cash equivalents, beginning of year	10,247,233	8,565,215	2,843,172

Cash and cash equivalents, end of year	$ 14,969,140	$ 10,247,233	$ 8,565,215

Supplemental disclosures of cash flow information

Interest paid	$ 16,674,912	$ 14,095,262	$ 4,793,506

Income taxes paid	$ 4,471,585	$ 7,733,208	$ 7,295,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — ORGANIZATION AND LINE OF BUSINESS

General

        TMSF Holdings, Inc. and subsidiaries (the “Company”) is a financial holding company that previously operated as Little Creek, Inc.. In November 2002, the Company acquired The Mortgage Store Financial, Inc. and changed its name to TMSF Holdings, Inc. Prior to the acquisition of The Mortgage Store Financial, Inc., Little Creek, Inc. did not have any significant operational activity. The Mortgage Store Financial, Inc. was incorporated on August 25, 1992. The Company (as defined in Note 2) is licensed by the California Department of Corporations and respective agencies in 39 other states. The Company is principally engaged in the origination and purchase of residential mortgage loans. Generally, such loans are subsequently sold to financial institutions or to other entities that sell such loans to investors as a part of secured investment packages. The Company has obtained approval from the Department of Housing and Urban Development to act as a non-supervised mortgagee.

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

        On August 4, 2006 the Company’s Board of Directors unanimously decided to terminate the plan to reorganize its business operations to allow it to qualify and elect to be taxed as a real estate investment trust, effective August 3, 2006. The Board determined that because of unfavorable market conditions, the Company would not be able to satisfy the conditions precedent to the consummation of the reorganization.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements of the Company reflect all material adjustments, which management considers necessary for a fair statement of the Company’s consolidated financial position, results of operations, and cash flows for the years presented.

        These consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC.

Principles of Consolidation

        The consolidated financial statements include the accounts of TMSF Holdings, Inc. and its wholly owned subsidiaries, The Mortgage Store Financial, Inc., and CPV Limited, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

        Loan origination fees and other lender fees earned on loans that are funded by the Company are recorded as income when the related loans are sold. Origination fees for loans which are brokered to other lenders are recognized at the time such fees are received. The Company recognizes mortgage interest income on all loans from the date they are funded to the date they are sold or to the end of the reporting period for loans which are held for sale.

Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Loans Held for Sale

        Mortgage loans held for sale are recorded at the aggregate of lower of cost or market. All mortgage loans are collateralized by residential property.

         Closing fees received by the Company and costs associated with obtaining mortgage loans are deferred and recognized upon sale of the related mortgage loans. Mortgage loans held for sale are reported net of such deferred fees and costs in the accompanying consolidated balance sheet.

Mortgage Loans to be Repurchased

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

        As of December 31, 2006, the Company was obligated to repurchase 267 loans with an aggregate balance of $50.5 million and in 2007 has received additional repurchase requests of $59.8 million relating to loans originated in 2006. As of December 31, 2006 and 2005, the Company recorded reserves for impaired mortgage loans of $15.2 million and $1.2 respectively.

         The secondary mortgage market tightened in the fourth quarter of 2006 and the first quarter of 2007. The mortgage banking industry as a whole experienced reduced pricing on the sales of their portfolios and increased scrutiny of compliance to the various normal and customary representations and warranties mortgage originators give the investment community in these agreements. As a result of certain breaches to the purchase agreements, investors requested the Company repurchase certain loans. The Company in many cases is given the option to indemnify the investor for any losses they may realize on the loans found to be subject to a repurchase request versus actually repurchasing the loan.

Reserve for Impairment of Mortgage Loans

         The Company calculates loss allowances for impaired mortgage loans based on historic data related to frequency and severity of losses, which are reviewed and updated quarterly to reflect actual loss performance and other market data. The Company uses a rate of repurchase demands received on loans sold with limited recourse. The severity of loss is estimated based on actual historical losses.

         Losses incurred in settlements of repurchase demands and losses resulting from the disposition on repurchased mortgage loans are charged-off against the loss reserve.

Real Estate Owned

         Real estate owned is foreclosed real property held for sale, and recorded at the aggregate lower of cost or fair value, less estimated costs to sell. These values are periodically reviewed and written-down if necessary. Costs of holding real estate and related gains and losses on disposition are credited or charged to operations as incurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to seven years.

Fair Value of Financial Instruments

        The Company’s financial instruments include cash and cash equivalents, mortgage loans held for sale, warehouse lines of credit, and subordinated borrowings in the form of note payables. The book values of these financial instruments are representative of their fair values.

Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2006, 2005, and 2004 were $134,175, $83,899, and $36,381 respectively.

Income Taxes

         The Company filed a consolidated Federal income tax return and a combined state return in California. Separate returns are filed in other jurisdictions as required. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their carrying value on the financial statements at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Earnings Per Share

        The Company follows SFAS No. 128, “Earnings per Share” and related interpretations for reporting earnings per share. SFAS No. 128 requires dual presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised using the treasury stock method.

         As of December 31, 2006, 2005, and 2004 the Company had potential common stock as follows:

	December 31,
	2006			2005			2004
	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount	Net Earnings	Shares	Per-Share Amount
Net income (loss), weighted
average shares oustanding
and basic EPS	$ (5,389,426)	15,000,000	$ (0.36)	$ 9,201,793	15,000,000	$ 0.61	$ 8,635,258	15,000,000	$ 0.58
Effect of dilutive securities:
Dilutive stock options	-	-	-	-	1,131,127	-	-	298,198	-
Net income (loss), weighted
average shares outstanding
and diluted EPS	$ (5,389,426)	15,000,000	$ (0.36)	$ 9,201,793	16,131,127	$ 0.57	$ 8,635,258	15,298,198	$ 0.56

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

         Information under FAS 123R for Periods Subsequent to January 1, 2006

         At January 1, 2006, the Company had one stock-based employee compensation plan. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation".

         In December 2004, the FASB revised SFAS No. 123R, "Share-Based Payment," which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the SEC adopted a new rule amending the effective dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R are effective for the Company beginning in the quarter ended March 31, 2006.

         Under SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No.123, "Accounting for Stock-Based Compensation."

         In November 2005, the FASB issued FSP FAS 123R-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123R-3"). FSP 123R-3 provides an optional alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact of the accumulated paid-in capital pool employee awards that are fully vested and outstanding upon the adoption of SFAS No.123R. The Company is currently evaluating this transition method.

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

December 31, 2006
Risk-free interest rate	4.3% - 5.0%
Expected term (in years)	1 - 10
Expected dividend yield	0.0%
Expected volatility	80.0% - 120.0%

        The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the annualized weekly historical volatility of our stock price commensurate with the expected life of the option. For the year ended December 31, 2006, the expected term of the option is based on the vesting terms of the option and a contractual life of ten years using the simplified method calculation as defined by Staff Accounting Bulletin 107. Our analysis of stock price volatility and option lives involves management’s best estimates at the time of determination. SFAS 123R also requires that the Company recognize compensation expense for the portion of options or stock units that are expected to vest. Therefore, an estimated forfeiture rate that is derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company elected to adopt modified prospective application method and accordingly financial statement amounts from prior periods presented in this form have not been restated.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes the impact of the adoption of SFAS 123(R) on stock-based compensation costs for employees in our consolidated statement of income for the year ended December 31, 2006 using the Black-Scholes model:

December 31, 2006
Employee stock-based compensation in:
Cost of sales	$ -
Sales and marketing expense	-
General and administrative	147,220
Total employee stock-based compensation in operating expenses	147,220
Total employee stock-based compensation	147,220

Pro Forma Information under SFAS No. 123 for Periods Prior to January 1, 2006.

         Prior to January 1, 2006, the Company measured compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss and basic and diluted net loss per share as if the fair value-based method had been applied in measuring compensation expense. The Company applied SFAS No.123, “Accounting for Stock-Based Compensation” and APB No. 25 and related Interpretations in accounting for its employee stock-based compensation plan. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	2.1% - 4.6%	3.6%
Expected term (in years)	0.3 - 9.8	5.0
Dividend yield	0.0%	0.0%
Expected volatility	50.0% - 120.0%	50.4%

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         No compensation cost was recognized for employee stock option grants during 2005 and 2004 based upon the intrinsic value method, as the options were granted at exercise prices equal to fair market value on the date of grant. Had compensation cost for the Company’s employee stock-based compensation plan been determined based on the fair value at the grant dates the disclosure requirements of SFAS No. 148, which amends the disclosure requirements of SFAS No. 123, would have been as follows:

December 31,
	2005	2004
Net income as reported	$ 9,201,792	$ 8,635,258
Add stock based employee compensation
expense included in net income, net of tax	--	--
Deduct total stock based employee compensation
determined under fair value
method for all awards, net of tax	(99,367)	(203,661)
Pro forma net income available to common stockholders	$ 9,102,425	$ 8,431,597

Earnings per common share
Basic - as reported	$ 0.61	$ 0.58
Basic - pro forma	$ 0.61	$ 0.56
Diluted - as reported	$ 0.57	$ 0.56
Diluted - pro forma	$ 0.57	$ 0.55

Estimates

        The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

        Certain amounts included in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications did not have any effect on reported net income.

Major Customers

        During the years ended December 31, 2006, 2005, and 2004, the Company sold 27%, 25%, and 10%; 69%, 8%, and 6%, and 59%, 11%, and 11%, respectively, of its mortgage loans to three institutional investors.

Impact of Recently Issued Accounting Statements

         In February 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that are themselves derivative instruments. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. We are currently evaluating the accounting and disclosure requirements of SFAS No. 156 in order to determine the impact that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 156 at the beginning of our fiscal year 2007.

         In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of the tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance related to derecognition, classification, interest and penalties, accounting in interim periods and disclosure. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently evaluating the accounting and disclosure requirements of FIN 48 in order to determine the impact that this guidance will have on our results of operations or financial condition when we adopt FIN 48 at the beginning of our fiscal year 2007.

         In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are currently evaluating the accounting and disclosure requirements that this guidance will have on our results of operations or financial condition when we adopt SFAS No. 157 at the beginning of our fiscal year 2008.

         In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan - an amendment of FASB Statement No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company believes that the adoption of SFAS No. 158 will not have a material impact on the Company’s financial position, results of operations or cash flows.

         In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 did not have a material impact on the Company’s consolidated financial statements.

         In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of implementing SFAS 159 on our consolidated financial statements.

NOTE 3 — CONCENTRATION OF CREDIT RISK

Uninsured cash

         The Company maintains cash and cash equivalents at several financial institutions. From time to time, the balances for these accounts exceed the Federal Deposit Insurance Corporation’s (FDIC) insured amount.

        At December 31, 2006 and 2005, the Company maintained cash balances with banks totaling $16,391,133 and $12,266,680 respectively, in excess of federally insured amounts of $100,000 per bank.

Loans originated

         The Company sells its mortgages within a short period after origination and does not maintain any servicing portfolio. The pricing that the Company receives for the sale of its mortgage loans reflects the characteristics of products such as loan program type, borrowers’ credit score, and region. The related risks associated with the Company’s mortgage loans held for sale are limited to fluctuations in interest rates which affect those mortgages that are not committed in a purchase transaction at any given time.

         The following table sets forth information concerning the Company’s mortgage loan production by borrower credit score for the years ended December 31, 2006, 2005, and 2004.

	For the Year Ended December 31,
	2006		2005		2004
Credit Score	Amount	Percentage of Originations(1),(2)	Amount	Percentage of Originations(1),(2)	Amount	Percentage of Originations(1),(2)
	(dollars in thousands)
> 709	$ 677,397	33.1%	$ 638,168	36.7%	$349,165	33.9%
680-709	478,447	23.3%	390,773	22.5%	234,888	22.8%
660-679	375,643	18.3%	278,766	16.0%	154,581	15.0%
640-659	314,164	15.3%	215,968	12.4%	141,851	13.8%
620-639	180,278	8.8%	159,366	9.2%	109,958	10.7%
600-619	15,045	0.7%	24,616	1.4%	13,663	1.3%
580-599	6,313	0.3%	14,803	0.9%	10,745	1.0%
550-579	1,592	0.1%	8,391	0.5%	5,486	0.5%
520-549	586	0.0%	5,182	0.3%	6,670	0.7%
500-519	231	0.0%	2,390	0.1%	3,416	0.3%
‹ 500	0	0.0%	230	0.0%	0	0.0%

	$2,049,696	100.0%	$1,738,653	100.0%	$1,030,424	100.0%

_________________

(1)     Credit score is determined based on the median of Equifax, TransUnion, and Experian credit scores.
(2)     Percentages may not sum because of rounding.

         The following table sets forth the percentage of all loans originated or purchased by region for the years ended December 31, 2006, 2005, and 2004.

	For the Years Ended December 31
	2006		2005		2004
			(dollars in thousands)
		Percentage of		Percentage of		Percentage of
	Amount	Originations (1)	Amount	Originations (1)	Amount	Originations (1)

California	$1,485,746	72.5%	$1,116,519	64.2%	$735,838	71.4%
South (2)	218,982	10.7%	272,457	15.7%	103,763	10.1%
Mid Atlantic (3)	62,225	3.0%	90,123	5.2%	29,180	2.8%
Midwest (4)	46,388	2.3%	33,660	1.9%	36,098	3.5%
West (5)	141,425	6.9%	113,412	6.5%	61,945	6.1%
Southwest (6)	74,375	3.6%	98,640	5.7%	50,457	4.9%
New England (7)	20,555	1.0%	13,842	0.8%	13,143	1.2%

Total.	$2,049,696	100.0%	$1,738,653	100.0%	$1,030,424	100.0%

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
(4)     Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin.
(5)     Alaska, Colorado, Hawaii, Idaho, Montana, Nevada, Oregon, Utah, Washington, and Wyoming.
(6)     Arizona, New Mexico, Oklahoma, and Texas.
(7)     Connecticut, Maine, Massachusetts, and Rhode Island.

         The following table sets forth selected information about the Company’s total loan production and purchases for the years ended December 31, 2006, 2005, and 2004.

	For the years ended December 31,
	2006	2005	2004
	(dollars in thousands)
Total Alt-A Loans	$2,027,961	$1,671,657	$864,600
Other Non-conforming loans	5,386	3,812	6,517
Subprime (1)	9,800	5,113	35,904
Total Non-Conforming (Alt-A, Other, Subprime)	2,043,147	1,681,582	907,021

Conforming loans	6,549	58,071	123,403
Total production	$2,049,696	$1,738,653	$1,030,424

_________________

      (1) Subprime loans are, generally, loans made to borrowers with a weighted average credit score of 620 or less or have had more than one delinquent mortgage payment during the preceding 12 months.

NOTE 4 —LOSS RESERVE

         The Company calculates the provision for losses from impaired loans based on its volume of origination, historic rate of default and expected severity of loss. The Company provides for losses on real estate owned (REO) based on the estimated sales prices of each property (from full appraisals of broker price opinions) less estimated selling expenses. Provision for losses from impaired loans and REO are charged to cost of sales in the Company's statement of income. The following table summarizes the changes to our reserves during the year ended December 31, 2006, 2005, and 2004

	Reserve for Impaired Mortgage Loans	Reserve for REO	Total Reserve
Balance - December 31, 2003	$ --	$ --	$ --
Provision for losses	531,020	--	531,020
Charge-offs against reserve	(12,092)	--	(12,092)
Balance - December 31, 2004	518,928	--	518,928
Provision for losses	883,222	84,000	967,222
Charge-offs against reserve	(213,150)	(50,000)	(263,150)
Balance - December 31, 2005	1,189,000	34,000	1,223,000
Provision for losses	18,972,797	2,784,100	21,756,897
Charge-offs against reserve	(4,985,931)	(851,463)	(5,837,394)
Balance - December 31, 2006	$ 15,175,866	$ 1,966,637	$ 17,142,503

NOTE 5 — RESTRICTED CASH

        The Company maintains restricted cash deposits in financial institutions. The Company does not have direct access to these funds. Such cash balances at December 31, 2006 and 2005 aggregated to $297,530 and $ 413,292 respectively.

NOTE 6 — REAL ESTATE OWNED

         As of December 31, 2006, the Company had recorded as real estate owned, 18 properties with a book value of $5.0 million net of loss reserves of $2.0 million. The Company had recorded as real estate owned, two properties with a book value of $0.4 million net of loss reserves of $0.03 million during the same period in fiscal 2005. Senior mortgages payable to third parties related to these properties aggregated to $3.4 million and $0.0 million, respectively, during the years ended December 31, 2006 and 2005, and were included in accounts and other payables on the consolidated balance sheet. The Company lists or plans to list these properties as held for sale and expects to dispose of the properties within one year.

NOTE 7 — PROPERTY AND EQUIPMENT

        Property and equipment as of December 31, 2006 and 2005 consisted of the following:

	2006	2005
Furniture and fixtures	$ 7,531	$ -
Office equipment	357,949	356,921
Computer equipment	1,522,355	1,092,976
Leasehold improvements	148,558	14,702
	2,036,393	1,464,599
Less accumulated depreciation and
amortization	1,156,315	648,753

Total	$880,078	$815,846

        Depreciation and amortization expense was $507,562, $379,239, and $176,133 for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 8 — WAREHOUSE LINES OF CREDIT

        During February 2004, the Company secured a warehouse line of credit with Lehman Brothers Bank with a maximum purchase amount of $30 million. The credit facility is structured as a repurchase agreement whereby the financial institution may, at its sole discretion, purchase mortgage loans from the Company. During April 2005 and September 2005, the maximum purchase amount was increased to $75 million and $100 million, respectively. In April 2006, this facility was further increased to $200 million. Under the terms of this warehouse agreement, interest accrues at LIBOR plus a pricing spread between 1.00% and 1.375% per annum, which is dependent on the specific investor type and the mortgage loan category.

        In addition, under the warehouse facility the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender. The Company shall ensure that at all times the balance in the cash account is no less than the greater of (a) $100,000 and (b) the aggregate of all cash amounts allocated for all mortgage loans originated on this line of credit. At December 31, 2006, the pledged amounts aggregated to $297,530 .

        As of February 28, 2006, this agreement was amended to increase the aging period for loans to be carried through this facility from 90 to 180 days. The interest rate on these aged loans was also changed to one month LIBOR plus a 5% margin. Furthermore, subject to certain restrictions up to 10% of this facility may be used to carry any other loan originated by the Company through other financing facilities which is aged beyond the permissible aging period (Aged Loans), or which the Company had sold to an investor and has been requested to repurchase (Breach Loans). The Company will be required to make additional pay-downs periodically for Aged and Breach Loans retained on this sub-section of the facility.

        This facility had a one year term and was renewable with the consent of both parties. The facility expired on April 10, 2007 and the parties agreed to an extension to April 17, 2007. On April 17, 2007, all loans secured under the facility were moved to a new warehouse facility with another lender.

         In March 2004, the Company secured a committed warehouse line of credit with Washington Mutual Bank in the amount of $10 million. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest equal to 1 month LIBOR plus a margin between 1.75% and 2.50% per annum, dependent on the type of loan funded. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of December 31, 2006. This facility was subsequently reduced to $4 million in August 2005. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of December 31, 2006, except for the minimum tangible net worth covenant, for which a waiver has been received.

         In July 2004 The Company entered into an Early Purchase Agreement with Washington Mutual Bank whereby certain qualifying loans are acquired by the institution immediately upon origination. Under terms of this agreement the Company retains the right to service the notes. As a condition of acquisition of loans by the financial institution, the Company assigns commitments by takeout investors to purchase the notes with servicing rights released at later dates. The price that loans under this agreement are acquired by the financial institution will be 98% of the takeout investor’s price, not to exceed the original note amount. Loan originations under provisions of this facility are recognized as sales of loans and are not reflected on the Company’s balance sheet. Upon receipt of funds from takeout investors the financial institution releases its interest in the loan and transfers excess funds pertaining to the servicing rights to the Company. Loans which are not purchased by a takeout investor within 90 days are subject to recalculation of the acquisition price. After an additional 90 days, such aged loans become defective and must be repurchased by the Company.

NOTE 8 — WAREHOUSE LINES OF CREDIT (Continued)

        As of December 31, 2006, this Early Purchase facility had a maximum purchase commitment of $300 million at any time. Upon purchase of loans by takeout investors, the unused facility up to the maximum commitment may be re-used by the Company to originate new loans. This Early Purchase Agreement meets all criteria listed under SFAS No. 140 for the purpose of defining “transfer of financial assets”. As of December 31, 2006, $163.6 million of the commitment limit was utilized. Management believes that for loans originated through this facility, the value of servicing rights for the short period prior to their sale to takeout investors was not material to the financial statements as of December 31, 2006 and no corresponding asset or liability has been recorded. In addition, this Early Purchase Facility has certain financial and non-financial covenants, of which management believes the Company was in compliance with as of December 31, 2006, except for the minimum tangible net worth covenant, for which a waiver has been received.

NOTE 9 – SUBORDINATED NOTE PAYABLE

         In December 2006, the Company issued a Subordinated Note Payable to Genesis Financial Services Fund, LLC in the principal sum of $10 million. At December 31, 2006 the Company had drawn down $3 million of the total. The note is due and payable on December 28, 2011. The simple interest rate on the note is prime rate plus a margin of 7% and is payable monthly. The note is redeemable subject to certain fees and carries certain financial and non-financial covenants of which management believes the Company was in compliance as of December 31, 2006, except for the minimum tangible net worth covenant, for which a waiver has been received, and the annual net income covenant, for which the lender has provided forbearance through June 30, 2007. As such, the note is classified as a current liability.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

         Subsequently, the City has agreed to exclude third party fees from gross receipts, and in principal to allow apportionment outside the City of Los Angeles. However, the apportionment process has not been finalized at this date. In order to stop the continued assessment of interest prior to finalization of the apportionment process, we paid $52,396 as of December 31, 2006. The Company currently received a request for payment of interest and penalty for a sum of $32,129 for previous sums negotiated. However, the Company believes that this amount is erroneous and is currently negotiating the correct apportionment amount with the City which may result in the waiver of the mentioned sum or the payment of the full amount.

NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

        The Company had leased its previous office facilities from a shareholder, which expired in November 2005 (see Note 13 – Related Party Transactions). In September 2005, the Company entered into a sublease agreement for its new corporate and administrative offices at a new location in Los Angeles, California, with lease payments commencing on December 1, 2005. The lease includes the usage of all furniture, fixtures, and equipment already existing in the leased premises. The lease will expire on May 31, 2007. Future minimum lease payments under this new non-cancelable operating lease as of December 31, 2006 are $254,695.

        Future minimum lease payments under all of its operating leases, including the above and separate equipment leases, at December 31, 2006 were as follows:

Year Ending December 31,	Operating Lease
2007	$324,789
2008	54,524
2009	35,592
2010	1,318

Total minimum lease payments	$416,223

Legal Proceedings

        From time to time, the Company is party to various legal proceedings incidental to its business. In the opinion of management, none of these items, individually or in the aggregate, would have a significant effect on the financial position, result of operations, cash flows, or liquidity of the Company.

NOTE 11 — INCOME TAXES

        The following table presents the current tax provision for (benefit from) Federal and state income taxes for the year ended December 31, 2006, 2005, and 2004 at an effective tax rate of 40.0%:

	2006	2005	2004
Current
Federal	$2,717,025	$5,554,394	$5,045,686
State	785,028	1,410,760	1,343,094

	3,502,053	6,965,154	6,388,780
Deferred
Federal	(5,339,440)	(539,125)	(583,304)
State	(1,625,830)	(97,719)	(68,832)
Other	(152,076)	-	-

	(7,117,346)	(636,844)	(652,136)

Provision for (benefit from)income taxes	$(3,615,293)	$6,328,310	$5,736,644

NOTE 11 — INCOME TAXES (Continued)

         At December 31, 2006 and 2005 components of net deferred tax assets (liabilities) in the accompanying consolidated balance sheets include the following amounts:

Deferred tax asset (liability)	2006	2005
Current
Prepaid Expenses	$(36,909)	$(128,713)
Accounts payable and accrued expenses	122,086	487,858
Change from cash to accrual	15,895	(6,244)
State income taxes	209,658	502,782
Reserves for impairment of mortgage loans, REO, and trade receivables	7,583,892	114,658
	7,894,622	970,341
Non-current
Depreciation	35,623	(4,269)
Net deferred tax asset	$7,930,245	$966,072

        Income tax expense (benefit) differs from the amounts computed by applying the United States Federal income tax rate of 34% to income taxes as a result of the following for the years ended December 31, 2006, 2005, and 2004:

	2006		2005		2004
	Amount	Percentage of pretax income	Amount	Percentage of pretax income	Amount	Percentage of pretax income

Federal tax on pretax income at statutory rates	$(3,061,605)	34.0%	$5,441,598	35.0%	$4,886,447	34.0%
State tax, net of Federal benefit	(565,190)	6.3%	850,593	5.5%	840,225	5.8%
Other	11,502	(0.1)%	36,119	0.2%	9,972	0.1%

Total	$(3,615,293)	40.2%	$6,328,310	40.7%	$5,736,644	39.9%

NOTE 12 – STOCK OPTIONS

         On April 15, 2005 and May 6, 2005, the Board of Directors of the Company resolved to grant to certain employees of The Mortgage Store Financial, Inc., a total of 340,500 options to purchase shares of the Company’s stock at an exercise prices ranging from $2.00, $2.35 per share, vesting over a period of five years, commencing April 2006 and expiring in May 2015.  The options are granted pursuant to the Company’s one employee compensation plan, the 2003 Employee  Stock Option Plan (Plan), and are subject to the vesting provisions provided for in the Plan. The fair value of the options was estimated at $682,654 using the Black-Scholes option-pricing model and the following assumptions: a risk-free interest rate of 4.26% to 4.28%, expected volatility of 120%, and a dividend yield of 0%.

         On January 16, 2006, the Company approved the issuance of stock options to an employee of The Mortgage Store Financial, Inc. The agreement granted the employee options to purchase 15,000 shares of common stock at an exercise price of $3.10 per share, vesting over a period of five years, commencing January 16, 2006, and expiring in January 16, 2016. The fair value of the options was estimated at $41,980 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.34%, expected volatility of 98%, and a dividend yield of 0%.

NOTE 12 – STOCK OPTIONS (Continued)

         On February 15, 2006, the Company had approved the issuance of stock options to an executive of The Mortgage Store Financial, Inc. The agreement granted the employee options to purchase 110,000 shares of common stock at an exercise price of $2.71 per share, vesting over a period of five years, commencing February 15, 2006, and expiring in February 13, 2016. The fair value of the options was estimated at $269,526 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.61%, expected volatility of 98%, and a dividend yield of 0%.

         On May 18, 2006, the Company had approved the re-issuance of stock options to its investor relations firm. The agreement granted the firm options to purchase 30,000 shares of common stock at an exercise price of $1.40 per share, vested immediately, and expiring in May 2007. The fair value of the options was estimated at $16,500 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.96%, expected volatility of 99%, and a dividend yield of 0%.

         On September 5, 2006, the Company had approved the issuance of stock options to an employee of The Mortgage Store Financial, Inc. The agreement granted the employee options to purchase 5,000 shares of common stock at an exercise price of $1.25 per share, vesting over a period of five years, commencing September 2006, and expiring in September 2016. The fair value of the options was estimated at $5,250 using the Black-Scholes option-pricing model, and the following assumptions: a risk-free interest rate of 4.78%, expected volatility of 80%, and a dividend yield of 0%.

        A summary of option activity under the Plan as of December 31, 2006 and 2005 is presented below:

Options	Shares	Weighted Average Exercise Price	Average Contractual Term Remaining	Aggregate Intrinsic Value

Balance at December 31, 2004	1,542,000	0.98
Options granted	700,500	2.74
Options exercised	-	-
Options cancelled	(357,500)	3.30
Balance at December 31, 2005	1,885,000	1.19
Options granted	160,000	2.46
Options exercised	-	-
Options cancelled	(45,000)	2.09
Options expired	(30,000)	1.25
Balance at December 31, 2006	1,970,000	$1.27
Exercisable at December 31, 2006	1,664,125	$1.07	0.38 - 9.13	1,453,180

Compensation cost on non-vested options	$559,629
Weighted average period for non-vested options	8.32 - 9.13

         The weighted average grant date fair values of options granted during the year ended December 31, 2006 were $2.46 per share. There were 1,664,125 options exerciseable at December 31, 2006.

NOTE 13 — RELATED PARTY TRANSACTIONS

Consulting Expenses

         During the years ended December 31, 2006, 2005, and 2004, the Company paid $262,500, $532,000, and $403,600 respectively, for consulting expenses to companies owned by shareholders. This consulting agreement terminated in July 2006. The Company also paid $210,000, $360,000, and $397,500 respectively, for consulting expenses to a relative of a shareholder during the year ended December 31, 2006, 2005, and 2004. Furthermore, during the years ended December 31, 2006, 2005, and 2004, the Company incurred consulting expenses of $55,000, $40,000, and $40,000 respectively, to two directors.

Rent and Lease Expenses

        The Company had leased its previous office facilities from a shareholder, which expired in November 2005. The Company presently occupies a new facility under a sublease agreement with an outside party (see Note 10 – Commitments and Contingencies). Rent paid to the shareholder during the year ended December 31, 2006, 2005, and 2004 amounted to $0, $779,200, and $346,138 respectively. In addition, the Company pays for certain vehicle operating expenses on behalf of certain officers. Lease payments made for these officers for the years ended December 31, 2006, 2005, and 2004 were $64,952, $71,941, and $61,908 respectively.

Mortgage Loans for Employees

        During the normal course of its business the Company may provide mortgage loans to its employees and related parties at prevailing market rates. During the years ended December 31, 2006, 2005, and 2004, the Company funded $230,000, $4,976,225, and $1,470,600 in mortgage loans for officers or executive employees of the Company, and $2,337,105, $5,437,475, and $5,699,900 respectively, for persons related to officers. All loans were subsequently sold in the secondary market at comparable market margins.

         At December 31, 2006 the Company did not hold any mortgage loans made to its directors, officers, or executive level employees. At December 31, 2005 the Company had $1,871,700 of mortgage loans made to officers and other related parties, which were subsequently purchased by various investors.

NOTE 14 – SUBSEQUENT EVENTS

         On February 14, 2007, the Company announced an agreement to acquire the wholesale operations of Central Pacific Mortgage (“CPM”). The agreement anticipated a March 1, 2007 closing at which time the Company would create a new division and retain the CPM employees within that division. The agreement specifically stated that the Company would not assume any pre-closing loan repurchase obligations of CPM. Due primarily to an adverse change in current market conditions, the Company and CPM agreed to terminate the agreement on March 5, 2007.

         The Company’s warehouse line of credit with Lehman Brothers Bank expired on April 17, 2007 and was not renewed (see Note 8 - Warehouse Lines of Credit). Prior to its expiration, the Company had approximately $19.7 million drawn on the line. On the date the facility expired, all loans securing the outstanding balance were moved to a new facility with another lender and the balance was reduced to $0.

         On April 17, 2007, the Company established a $25 million repurchase line with Terwin Mortgage Warehouse Trust II. The initial draw under the facility resulted from the expiration of the Lehman Brothers Bank line. This new facility bears interest at LIBOR plus margins ranging from 2.25% to 3.25%, based on the underlying credit quality of the mortgage and the length of time the loan is on the line. The facility is renewable annually with the consent of both parties.

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA-UNAUDITED

        The following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005.

	First	Second	Third	Fourth	Total
Year Ended December 31, 2006	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share data)
Total loan income	$13,576	$21,475	$23,841	$19,940	$78,832
Gross profit (loss)	6,697	11,262	10,394	(7,474)	20,879
Operating expenses	6,722	8,225	8,063	7,311	30,321
Operating income (loss)	(25)	3,037	2,331	(14,785)	(9,442)
Other income	50	68	67	252	437
Pre-tax income (loss)	25	3,105	2,398	(14,533)	(9,005)
Provision for (benefit from) income tax	17	1,283	1,004	(5,919)	(3,615)
Net income (loss)	$8	$1,822	$1,394	$(8,614)	$(5,390)
Net income (loss) per common share diluted	$0.00	$0.12	$0.09	$(0.57)	$(0.36)

	First	Second	Third	Fourth	Total
Year Ended December 31, 2005	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share data)
Total loan income	$16,931	$18,839	$20,309	$15,392	$71,471
Gross profit	10,457	11,534	12,426	7,051	41,468
Operating expenses	5,521	6,501	7,201	6,628	25,851
Operating income	4,936	5,032	5,225	422	15,616
Other income (expense)	7	-	92	(185)	(86)
Pre-tax income	4,943	5,032	5,317	237	15,530
Provision for income tax	1,973	2,011	2,134	210	6,328
Net income (loss)	$2,970	$3,021	$3,184	$27	$9,202
Net income per common share diluted	$0.18	$0.19	$0.20	$0.00	$0.57