Form 10-Q
period 2007-03-31
TMSF HOLDINGS INC.
filed 2007-08-21
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 0-28325

TMSF HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of other jurisdiction of incorporation or organization)

_________________

87-0642252
(I.R.S.  Employer Identification No.)

660 South Figueroa St. 9th Floor Los Angeles, CA 90017
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

                   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  | No |X|

                  As of July 31, 2007, there were 15,000,000 shares of common stock outstanding ($0.001 par value).

		Pa	ge
		Nu	mber
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of March 31, 2007 (unaudited)
	and December 31, 2006		1

	Consolidated Statements of Income for the three months ended
	March 31, 2007 (unaudited) and 2006 (unaudited)		2

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2007 (unaudited) and 2006 (unaudited)		3

	Notes to the Consolidated Financial Statements (unaudited)		4

Item 2	Management Discussion and Analysis of Financial Condition
	and Results of Operations		12

Item 3	Quantitative and Qualitative Disclosers
	About Market Risk		39

Item 4	Controls and Procedures		40

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		41

Item 1A	Risk Factors		41

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		41

Item 3	Defaults Upon Senior Securities		41

Item 4	Submission of Matters to a Vote of Securities Holders		41

Item 5	Other Information		41

Item 6	Exhibits		41

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2007 (unaudited) and December 31, 2006

ASSETS
	March 31, 2007	December 31, 2006
	(Unaudited)
Current assets
Cash and cash equivalents	$7,903,974	$14,969,140
Mortgage loans held for sale	39,241,189	93,593,135
Mortgage loans to be repurchased	55,635,147	50,510,160
Reserve for impairment of mortgage loans	(11,417,859)	(15,175,866)
Prepaid expenses	838,006	580,030
Warehouse receivables	4,877,825	6,601,869
Other receivables and employee advances
(net of $208,125 and $208,125, respectively,
of allowance for bad debts)	253,352	263,551
Real estate owned (net of $1,992,339, and $1,966,637
respectively, of loss reserves)	8,421,361	4,967,362
Income tax receivable	1,348,008	163,691
Deferred tax asset - current	6,566,234	7,894,622
Total current assets	113,667,235	164,367,694

Restricted cash	2,581,907	297,530
Property and equipment (net of $1,314,798, and $1,156,315
respectively, of accumulated depreciation)	879,172	880,078
Deferred tax asset - non-current	35,623	35,623
Deposits and other assets	191,101	197,723
TOTAL ASSETS	$117,355,040	$165,778,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Warehouse lines of credit	$26,893,517	$85,209,074
Obligations to repurchase mortgage loans	55,635,147	50,510,160
Accounts and other payables	12,545,661	7,605,455
Accrued expenses	725,476	1,168,366
Subordinated note payable	3,000,000	3,000,000
Total current liabilities	98,799,801	147,493,055

TOTAL LIABILITIES	98,799,801	147,493,055

Stockholders’ equity
Preferred stock, $0.001 par value
100,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value
30,000,000 shares authorized,
15,000,000 shares issued and outstanding	15,000	15,000
Additional paid-in capital	3,272,258	3,242,402
Retained earnings	15,267,981	15,028,191

Total stockholders’ equity	18,555,239	18,285,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,355,040	$165,778,648

        The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2007 (unaudited) and 2006 (unaudited)

	Three Months Ended March 31,
	2007 (unaudited)	2006 (unaudited)
Loan income
Income from sales of mortgage loans	$13,037,446	$9,737,140
Mortgage interest income	4,500,441	3,603,713
Commission fee income	163,070	235,411

Total loan income	17,700,957	13,576,264

Costs of loan origination and sales of mortgage loans
Commissions	2,909,384	2,448,023
Warehouse interest expense	4,104,626	3,044,787
Appraisals	414,688	382,430
Credit reports	52,310	45,431
Warehouse fees	57,471	51,034
Provision for impairment of mortgage loans	3,119,984	883,180
Other costs	36,631	24,100

Total costs of loan origination and sales of mortgage loans	10,695,094	6,878,985

Gross profit	7,005,863	6,697,279

Operating expenses
Salaries	4,895,547	4,943,001
Occupancy	199,895	218,086
General and administrative	1,389,902	1,561,326

Total operating expenses	6,485,344	6,722,413

Income (loss) from operations	520,519	(25,134)

Other income (expense)
Interest income (expense)	(64,159)	48,959
Other income	256	663
Income on disposal of assets	-	213

Total other income (expense)	(63,903)	49,835

Income before provision for income taxes	456,616	24,701

Provision for income taxes	216,826	17,030

Net income	$239,790	$7,671

Basic earnings per share	$0.02	$0.00
Diluted earnings per share	$0.02	$0.00
Basic weighted-average common shares outstanding	15,000,000	15,000,000
Diluted weighted-average common shares outstanding	15,217,711	16,115,466

The accompanying notes are an integral part of these consolidated financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007 (unaudited) and 2006 (unaudited)

	Three Months Ended March 31,
	2007 (unaudited)	2006 (unaudited)
Cash flows from operating activities
Net income	$ 239,790	$ 7,671
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	158,483	97,298
Provision for impairment of,
mortgage loans and REO	(4,053,776)	539,944
Share based compensation expense	29,856	37,568
(Increase) decrease in
Mortgage loans held for sale	54,351,946	(32,988,903)
Mortgage loans to be repurchased	(5,124,987)	(11,446,433)
Prepaid expenses	(257,974)	(193,943)
Other receivables and employee advances, net	10,199	7,841
Warehouse receivables	1,724,044	267,630
Income tax receivables	(1,184,317)	-
Deposits and other assets	6,621	(73,742)
Deferred tax asset - current	1,328,387	-
Increase (decrease) in
Accounts and other payables	4,940,207	195,339
Obligation to repurchase mortgage loans	5,124,987	11,446,433
Accrued expenses	(442,892)	538,531
Accrued income taxes	-	(330,289)

Net cash provided by (used in) operating activities	56,850,574	(31,895,056)

Cash flows from investing activities

Decrease (increase) in restricted cash	(2,284,378)	242,481
Net proceeds from real estate owned	(3,158,228)	163,753
Purchase of property and equipment	(157,578)	(199,295)

Net cash provided by (used in) in investing activities	(5,600,184)	206,939

Cash flows from financing activities
Warehouse lines of credit, net	(58,315,556)	30,973,511

Net cash provided by (used in) financing activities	(58,315,556)	30,973,511

Net decrease in cash and cash equivalents	(7,065,166)	(714,606)

Cash and cash equivalents, beginning of period	14,969,140	10,247,233

Cash and cash equivalents, end of period	$ 7,903,974	$ 9,532,627

Supplemental disclosures of cash flow information

Interest paid	$ 4,439,960	$ 3,089,162

Income taxes paid	$ 72,755	$ 347,333

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — ORGANIZATION AND LINE OF BUSINESS

General

        TMSF Holdings, Inc. and subsidiaries (the “Company”) is a financial holding company that previously operated as Little Creek, Inc. In November 2002, the Company acquired The Mortgage Store Financial, Inc. and changed its name to TMSF Holdings, Inc. Prior to the acquisition of The Mortgage Store Financial, Inc., Little Creek, Inc. had no significant operational activity. The Mortgage Store Financial, Inc. was incorporated on August 25, 1992. The Company (as defined in Note 2) is licensed by the California Department of Corporations and respective agencies in 35 other states. The Company is principally engaged in the origination and purchase of residential mortgage loans. Generally, such loans are subsequently sold to financial institutions or to other entities that sell such loans to investors as a part of secured investment packages. The Company has obtained approval from the Department of Housing and Urban Development to act as a non-supervised mortgagee.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements of TMSF Holdings, Inc. (the “Company”) are unaudited, other than the consolidated balance sheet at December 31, 2006, and reflect all material adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods. The results of operations for the current interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

        These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnotes normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the SEC for the year ended December 31, 2006.

Principles of Consolidation

        The consolidated financial statements include the accounts of TMSF Holdings, Inc. and its wholly owned subsidiaries, The Mortgage Store Financial, Inc., and CPV Limited, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Mortgage Loans to be Repurchased

        The Company maintains mortgage loan purchase and sale agreements with various mortgage bankers. The agreements provide for conditions, whereby the Company may be required to repurchase mortgage loans for various reasons, among which include:

         (a) a mortgage loan is originated in violation of the mortgage banker's requirements,
         (b) the Company breaches any terms of the agreement,
         (c) an early payment default occurs, or
         (d) the borrower has made any misrepresentation in their loan application.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        At March 31, 2007, the Company was obligated to repurchase 268 loans representing an aggregate balance of $55.6 million. As of March 31, 2007 and December 31, 2006, the Company had reserves for impaired mortgage loans of $11.4 million and $15.2 million, respectively.

        The secondary mortgage market tightened in the fourth quarter of 2006 and the first quarter of 2007. The mortgage banking industry as a whole experienced reduced pricing on the sales of their portfolios and increased scrutiny of compliance to the various normal and customary representations and warranties mortgage originators give the investment community in these agreements. As a result of certain breaches to the purchase and sale agreements, investors requested the Company to repurchase certain loans. The Company in many cases is given the option to indemnify the investor for any losses they incur on the loans subject to a repurchase request versus actually repurchasing the loan.

Reserve for Impairment of Mortgage Loans

        The Company calculates loss allowances for impaired mortgage loans based on historic data related to frequency and severity of losses, which are reviewed and updated quarterly to reflect actual loss performance and other market data. The Company uses a rate of repurchase demands received on loans sold with limited recourse. The severity of loss is estimated based on actual historical losses and expected recoveries from insurance policies related to borrower and broker fraud and misrepresentation.

        Losses incurred in settlements of repurchase demands and losses resulting from the disposition on repurchased mortgage loans are charged off against the loss reserve and recoveries under insurance policies are credited back to the reserve.

Real Estate Owned

         Real estate owned is foreclosed real property held for sale, and recorded at the aggregate lower of cost or fair value, less estimated costs to sell. These values are periodically reviewed and written-down if necessary. Costs of holding real estate and related gains and losses on disposition are included in the cost of loan origination and sales of mortgage loans.

Accounting for Servicing of Financial Assets

         In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets (SFAS 156),” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 156 amends FASB Statement No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) at initial adoption permits a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. SFAS 156 also describes the manner in which it should be initially applied. The Company adopted SFAS 156 on January 1, 2007, however, management believes that for loans originated by the Company, the value of servicing rights for the short period prior to their sale to takeout investors is not material to the consolidated financial statements as of March 31, 2007 and no corresponding asset or liability has been recorded.

Income Taxes

        The Company files a consolidated Federal income tax return and a combined state return in California. Separate returns are filed in other jurisdictions as required. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their carrying value on financial statements at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

        In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 effective January 1, 2007, however, there was no impact on the Company’s consolidated financial position.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

        The Company follows SFAS No. 128, “Earnings per Share”, and related interpretations for reporting earnings per share. SFAS No. 128 requires dual presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised using the treasury stock method.

         For the three months ended March 31, 2007 and 2006 the Company had basic and diluted EPS as follows:

	Three Months Ended March 31,
	2007			2006
	Net Income	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Net income, weighted
average shares outstanding
and basic EPS	$ 239,790	15,000,000	$ 0.02	$ 7,671	15,000,000	$ 0.00
Effect of dilutive securities:
Dilutive stock options	-	217,711	-	-	1,115,466	-
Net income, weighted
average shares outstanding
and diluted EPS	$ 239,790	15,217,711	$ 0.02	$ 7,671	16,115,466	$ 0.00

Stock-Based Compensation

         Effective January 1, fiscal 2006, the Company adopted SFAS 123R using the modified prospective method, which required the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Prior to the adoption, the Company disclosed compensation expense on a pro forma basis in the notes to the financial statements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

        The Company continues to use the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, forfeitures, and expected dividends. The assumptions used to value options granted as of March 31, 2007 and 2006 are as follows:

	March 31, 2007	March 31, 2006
Risk-free interest rate	4.3% - 5.0%	4.3% - 4.6%
Expected term (in years)	1 - 10	2 - 10
Expected dividend yield	0.0%	0.0%
Expected volatility	80.0% - 120.0%	99.0% - 120.0%

        The following table summarizes the impact of the adoption of SFAS No. 123R on stock-based compensation costs for employees in our consolidated statement of income for the three months ended March 31, 2007 and 2006 using the Black-Scholes model:

	March 31, 2007	March 31, 2006
Employee stock-based compensation in:
Cost of sales	-	-
Sales and marketing expense	-	-
General and administrative	$29,856	$37,568
Total employee stock-based compensation in operating expenses	29,856	37,568
Total employee stock-based compensation	$29,856	$37,568

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Customers

        During the three months ended March 31, 2007 and 2006, the Company sold 30.9%, 29.6%, 14.0%, and 10.0%, and 33.9%, 16.7%, 13.3%, 12.7% and 10.1%, respectively, of its mortgage loans to institutional investors.

Impact of Recently Issued Accounting Statements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 157 commencing in the first quarter of 2008. The Company is currently assessing the potential impact of SFAS 157 on its consolidated financial statements.

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 159 commencing in the first quarter of 2008. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

NOTE 3 — CONCENTRATION OF CREDIT RISK

Uninsured Cash

        The Company maintains cash and cash equivalents at several financial institutions. From time to time, the balances in these accounts exceed the Federal Deposit Insurance Corporation’s insured amount.

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

        The following table sets forth information concerning the Company’s mortgage loan production by borrower credit scores for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,
	2007		2006
Credit Score	Amount	Percentage of Originations(1),(2)	Amount	Percentage of Originations(1),(2)
	(dollars in thousands)
> 709	$ 126,911,580	35.68%	$ 111,307,102	30.13%
680-709	85,868,592	23.30%	80,523,879	21.80%
660-679	73,106,217	20.55%	69,074,067	18.70%
640-659	45,650,728	12.83%	60,915,015	16.49%
620-639	25,394,980	7.14%	39,739,822	10.76%
600-619	769,100	0.22%	4,062,355	1.10%
580-599	815,745	0.23%	3,532,505	0.96%
550-579	-	0.00%	-	0.00%
520-549	-	0.00%	-	0.00%
500-519	-	0.00%	231,000	0.06%
‹ 500	180,000	0.05%	-	0.00%

Total	$355,696,942	100.00%	$369,385,745	100.00%

_________________

(1)     Credit score is determined based on the median of Equifax, TransUnion, and Experian credit scores.
(2)     Percentages may not sum because of rounding.

NOTE 3 — CONCENTRATION OF CREDIT RISK (Continued)

        The following table sets forth the percentage of all loans originated or purchased by region for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,
	2007		2006
Distribution	Amount	Percentage of Originations(1)	Amount	Percentage of Originations(1)
	(dollars in thousands)
California	$ 266,184,897	74.8%	$ 244,758,853	66.3%
South (2)	30,360,818	8.5%	46,175,672	12.5%
Mid Atlantic (3)	13,264,205	3.7%	14,556,161	3.9%
Midwest (4)	4,502,460	1.3%	12,332,248	3.3%
West (5)	32,847,217	9.2%	32,739,872	8.9%
Southwest (6)	8,537,345	2.5%	16,892,734	4.6%
New England (7)	-	0.0%	1,930,205	0.5%

Total	$355,696,942	100.00%	$369,385,745	100.00%

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
(4)     Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin.
(5)     Alaska, Colorado, Hawaii, Idaho, Montana, Nevada, Oregon, Utah, Washington, and Wyoming.
(6)     Arizona, New Mexico, Oklahoma, and Texas.
(7)     Connecticut, Maine, Massachusetts, and Rhode Island.

         The following table sets forth selected information about the Company's total loan production and purchases for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31,
	2007		2006
	Amount	Percentage of Originations(1)	Amount	Percentage of Originations(1)
	(dollars in thousands)
Total Alt-A loans	$ 344,560,167	96.9%	$ 357,205,407	96.7%
Other non-conforming loans	4,405,300	1.2%	6,122,538	1.7%
Subprime loans (2)	135,525	0.0%	2,387,250	0.6%
Total non-conforming (Alt-A, other, subprime)	349,100,992	98.1%	365,715,195	99.0%

Conforming	6,595,950	1.9%	3,670,550	1.0%

Total	$355,696,942	100.00%	$369,385,745	100.00%

(1)     Percentages may not sum because of rounding.
(2)    Subprime loans are, generally, loans made to borrowers with a weighted average credit score of 620 or less or have had more than one delinquent mortgage payment during the preceding 12 months.

NOTE 4 – LOSS RESERVES

        The Company calculates the provision for losses for impaired mortgage loans based on its volume of loan sales, historic rate of default and expected severity of loss. The Company provides for losses on real estate owned (REO) based on the estimated sales prices of each property (from full appraisals or broker price opinions) less estimated selling expenses. Provision for losses for impaired mortgage loans and REO are charged to cost of sales in the Company’s consolidated statements of income. The following table summarizes the changes to reserves for the three months ended March 31, 2007.

	Reserve for Impaired Mortgage Loans	Reserve for REO	Total Reserve
Balance - December 31, 2006	$15,175,866	$1,966,637	$17,142,503
Provision for losses	2,710,000	409,984	3,119,984
Charge-offs against reserve	(6,468,007)	(384,282)	(6,852,289)

Balance - March 31, 2007	$11,417,859	$1,992,339	$13,410,198

NOTE 5 – REAL ESTATE OWNED

        As of March 31, 2007 and December 31, 2006, the Company had 27 and 18 properties with a book value of $8.4 million and $5.0 million net of loss reserves of $2.0 million and $2.0 million, respectively, recorded as real estate owned. Senior mortgages payable to third parties related to these properties aggregated to $4.0 million and $3.4 million, respectively, as of March 31, 2007 and December 31, 2006, and were included in accounts and other payables in the consolidated balance sheets. The Company classifies these properties as held for sale and expects to dispose of the properties within one year.

NOTE 6 — WAREHOUSE LINES OF CREDIT

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

        In addition, under the warehouse facility the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender. The Company shall ensure that at all times the balance in the cash account is no less than the greater of (a) $100,000 and (b) the aggregate of all cash amounts allocated for all mortgage loans originated on this line of credit. At March 31, 2007, the pledged amounts for this warehouse facility aggregated to $718,908.

        In February 2006, this agreement was amended to increase the aging period for loans to be carried through this facility from 90 to 180 days. The interest rate on these aged loans was also changed to one month LIBOR plus a 5% margin. Furthermore, subject to certain restrictions up to 10% of this facility may be used to carry any other loan originated by the Company through other financing facilities which is aged beyond the permissible aging period (Aged Loans), or which the Company had sold to an investor and has been requested to repurchase (Breach Loans). The Company will be required to make additional pay-downs periodically for Aged and Breach Loans retained on this sub-section of the facility.

        This facility had a one year term and was renewable with the consent of both parties. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of March 31, 2007. The facility expired on April 10, 2007 and the parties agreed to an extension to April 17, 2007. On April 17, 2007, all loans secured under the facility were moved to a new warehouse facility with another lender - refer to Note 12 for additional information.

        In March 2004, the Company secured a committed warehouse line of credit with Washington Mutual Bank in the amount of $10 million. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest equal to 1 month LIBOR plus a margin between 1.75% and 2.50% per annum, dependent on the type of loan funded. This facility was subsequently reduced to $4 million in August 2005. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of March 31, 2007, except for the minimum tangible net worth covenant for which a waiver has been received.

        In July 2004, the Company entered into an Early Purchase Agreement with Washington Mutual Bank whereby certain qualifying loans are acquired by the institution immediately upon origination. Under terms of this agreement the Company retains the right to service the notes. As a condition of acquisition of loans by the financial institution, the Company assigns commitments by takeout investors to purchase the notes with servicing rights released at later dates. The price that loans under this agreement are acquired by the financial institution will be 98% of the takeout investor’s price, not to exceed the original note amount. Loan originations under provisions of this facility are recognized as sales of loans and are not reflected on the Company’s balance sheet. Upon receipt of funds from takeout investors, the financial institution releases its interest in the loan and transfers excess funds pertaining to the servicing rights to the Company. Loans which are not purchased by a takeout investor within 90 days are subject to recalculation of the acquisition price. After an additional 90 days, such aged loans become defective and must be repurchased by the Company.

        As of March 31, 2007, this Early Purchase facility had a maximum purchase commitment of $300 million at any time. Upon purchase of loans by takeout investors, the unused facility up to the maximum commitment may be re-used by the Company to originate new loans. This Early Purchase Agreement meets all criteria under SFAS No. 140 for the purpose of defining “transfer of financial assets”. As of March 31, 2007, $113.6 million of the commitment limit was utilized. Although SFAS 156, “Accounting for Servicing of Financial Assets, and Amendment of SFAS No. 140” (SFAS 156), requires that all separately recognized servicing assets and liabilities be initially measured at fair value, management believes that for loans originated through this facility, the value of servicing rights for the short period prior to their sale to takeout investors is not material to the consolidated financial statements as of March 31, 2007 and no corresponding asset or liability has been recorded, except for the minimum tangible net worth covenant.

         All of the Company’s credit facilities include numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, minimum equity ratios and other customary debt covenants. Events of default under these facilities include material breaches of representations or warranties, failure to comply with covenants, material adverse effects upon or changes in the Company’s business, assets, or financial condition, and other customary matters. If the Company breaches any covenant or an event of default otherwise occurs under any credit facility under which borrowings are outstanding, the lenders under all existing credit facilities could demand immediate repayment of all outstanding amounts because all of the Company’s credit facilities contain cross-default provisions. As of March 31, 2007, the Company failed to satisfy the minimum net worth covenant under one of the Company’s warehouse financing facilities which requires the Company to report GAAP net worth of $19 million. The Company has been unable to obtain a modification or waiver of this requirement; therefore, the borrowing capacity under this facility is not available to the Company so long as it remains out of compliance. As of August 17, 2007, the Company has approximately $1 million outstanding under this facility secured by a cash deposit.

NOTE 7 – SUBORDINATED NOTE PAYABLE

        In December 2006 the Company issued a Subordinated Note Payable to Genesis Financial Services Fund, LLC in the principal sum of $10 million. At March 31, 2007 the Company had drawn down $3 million of the total. The note is due and payable on December 28, 2011. The simple interest rate on the note is the prime rate plus a margin of 7% and is payable monthly. The note is redeemable subject to certain fees and carries certain financial and non-financial covenants of which management believes the Company was in compliance with as of March 31, 2007, except for the minimum tangible net worth covenant for which a waiver has been received, and the annual net income covenant and interest coverage covenant, for which the lender has provided forbearance through August 31, 2007. As such, the note is classified as a current liability.

         Additionally, an Event of Default occurred and is continuing under the Subordinated Note. The Existing Default occurred as of March 31, 2007 due to the violation of Section 3(g)(v) of the Subordinated Note which requires that the Company maintain Net Income of not less than $1,000,000 annually, measured quarterly on a rolling 4 quarter basis. The Holders of the Subordinated Note agreed to forbear from exercising any rights and remedies with respect to the Existing Default until September 30, 2007. Upon occurrence of any new Event of Default, the Holders of the Subordinated Note may terminate the forbearance hereunder and pursue their rights and remedies.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

LA Business Tax

        The Company was informed in January 2004 that the city of Los Angeles (“City’) had assessed an additional $136,550 in business tax for the years 2001 through 2003. The Company contested this assessment on the grounds that the City assessment is 1) based on the Company’s entire revenue including fees collected by the Company on behalf of third parties, such as commissions and escrow impounds; and 2) based on the Company’s nationwide revenue and not only on revenue generated from transactions that occurred within the City.

        The Company retained legal counsel as consultants and an administrative hearing was held on May 11, 2004. Subsequently, in August 2004 the Company provided additional information to examiners with regards to items in dispute. In April 2005 the City conducted a review audit and requested further information which was provided to them.

        Subsequently, the City has agreed to exclude third party fees from gross receipts, and in principal to allow apportionment outside the City of Los Angeles. However, the apportionment process has not been finalized at this date. In order to stop the continued assessment of interest prior to finalization of the apportionment process, we paid $52,396 as of March 31, 2007. The Company has currently received a request for payment of interest and penalty for a sum of $32,129 for previous sums negotiated.  However, the Company believes that this amount is erroneous and is currently negotiating the correct apportionment amount with the City which may result in the waiver of the mentioned sum or the payment of the full amount.

Operating Leases

        The Company leased its previous office facilities from a shareholder, which expired in November 2005. In September 2005, the Company entered into a sublease agreement for its new corporate and administrative offices at a new location in Los Angeles, California, with lease payments commencing on December 1, 2005. The lease includes the usage of all furniture, fixtures, and equipment already existing in the leased premises. The lease will expire on May 31, 2007. Future minimum lease payments under this new non-cancelable operating lease as of March 31, 2007 are $101,878.

        Future minimum lease payments under all of its operating leases, including the above and separate equipment leases, at March 31, 2007 were as follows:

Operating Lease
Remainder of 2007	$157,823
2008	54,524
2009	35,592
2010	1,318

Total minimum lease payments	$249,257

Legal Proceedings

        From time to time, the Company is party to various legal proceedings incidental to its business. In the opinion of management, none of these items, individually or in the aggregate, would have a significant effect on the consolidated financial position, result of operations, cash flows, or liquidity of the Company.

NOTE 9 — INCOME TAXES

        The Company adopted the provisions of FIN 48 effective January 1, 2007. The implementation of FIN 48 did not have an impact on the Company’s consolidated financial position. As of January 1, 2007, there were no unrecognized tax benefits.

        The Company and its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions and the Company is currently being audited by the IRS for the 2004 and 2005 tax years. Management believes that its accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors including past experience and interpretation of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. With a few exceptions, the Company is no longer subject to U.S. Federal, state or local income tax examinations by tax authorities for the years before 1999. It is possible that Federal, state or local examinations will be settled during the next twelve months. On the basis of present information, it is the opinion of the Company’s management that any assessment resulting from the current audits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

        The following table presents the current tax provision for Federal and state income taxes for the three months ended March 31, 2007 and 2006, at an effective tax rate of 44.5%:

	For the Three Months Ended March 31,
	2007	2006
Current
Federal	$164,213	$12,786
State	52,613	4,244

Provision for (benefit from)income taxes	$216,826	$17,030

        Income tax expense differs from the amounts computed by applying the United States Federal income tax rate of 34.0% to income taxes as a result of the following for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007		2006
	Amount	Percentage of pretax income	Amount	Percentage of pretax income

Federal tax on pretax income at statutory rates	$165,401	34.0%	$8,402	34.0%
State tax, net of Federal benefit	34,725	7.1%	2,801	11.3%
Other	16,700	3.4%	5,827	23.6%

Total	$216,826	44.5%	$17,030	68.9%

NOTE 10 — STOCK OPTIONS

        At March 31, 2007, the Company had one stock-based employee compensation plan (the “plan”). Below is a summary of option activity under the Plan for the periods presented:

Options	Shares	Weighted Average Exercise Price	Average Contractual Term Remaining	Aggregate Intrinsic Value

Balance at December 31, 2006	1,970,000	1.27
Options granted	-	-
Options exercised	-	-
Options cancelled	7,500	2.00
Options expired	-	-
Balance at March 31, 2007	1,962,500	$1.27	0.13 - 8.80	1,438,855
Exercisable at March 31, 2007	1,682,650	$2.00	0.13 - 8.80	793,777

Compensation cost on non-vested options	$616,479
Weighted average period for non-vested options	8.07 - 8.88

NOTE 11 — RELATED PARTY TRANSACTIONS

Consulting Expenses

        During the three months ended March 31, 2007 and 2006, the Company paid $0 and $112,500, respectively, for consulting expenses to companies owned by shareholders. This consulting agreement terminated in July 2006.The Company also paid $0 and $90,000, respectively, for consulting expenses to a relative of a shareholder during the three months ended March 31, 2007 and 2006. Furthermore, during the three months ended March 31, 2007 and 2006, the Company paid consulting expenses of $15,000 and $10,000 to outside directors, respectively.

Lease Expenses

        The Company pays for certain vehicle operating expenses on behalf of certain officers. Lease payments made for these officers for the three months ended March 31, 2007 and 2006 were $3,012 and $6,948, respectively.

Mortgage Loans to Employees

        During the normal course of its business the Company may provide mortgage loans to its employees and related parties at prevailing market rates. During the three months ended March 31, 2007 and 2006, the Company funded $0 and $1,048,705, respectively, in mortgage loans to persons related to officers. All loans were subsequently sold in the secondary market at comparable margins. At March 31, 2007 the Company did not hold any mortgage loans made to its directors, officers, or executive level employees.

NOTE 12 — SUBSEQUENT EVENTS

        The Company’s warehouse line of credit with Lehman Brothers Bank expired on April 17, 2007 and was not renewed. Prior to its expiration, the Company had approximately $19.7 million drawn on the line. On the date the facility expired, all loans securing the outstanding balance were moved to a new facility with another lender and the balance was reduced to $0.

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

         On May 24, 2007, the Company executed a sublease for our office Headquarters at 660 S. Figueroa St., Ninth Floor, Los Angeles, CA 90017. The sublease commences June 1, 2007 and terminates on November 30, 2008 with monthly rent of $18,523.54.

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

        The Mortgage Store maintains revolving warehouse lines of credit and repurchase agreements, which we collectively refer to as our warehouse facilities, to finance the origination of mortgage loans prior to sale. We recognize interest income on loans held for sale and interest expense on any associated warehouse facility throughout the period preceding the sale of the loans. Gains or losses on loan sales are recognized when we surrender control over the loans, generally on the settlement date, based upon the difference between the proceeds received from the sale and the net carrying value of the loans. The proceeds from the sales are used to repay our warehouse facilities, fund new originations, and grow our operations.

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

        Mortgage loans enter our integrated team origination process through our wholesale channel, which solicits business from mortgage brokers, and our retail channel, which markets directly to the general public. Our wholesale channel currently has approximately 5,000 approved brokers of which approximately 500 actively conducted businesses with us during the three months ended March 31, 2007. For the three months ended March 31, 2007 and 2006, we originated approximately $355.7 million and $369.4 million of mortgage loans, respectively, of which approximately 95.9% and 91.6%, respectively, were generated through our wholesale channel and approximately 2.7% and 8.4%, respectively were generated through our retail channel. Our business and profitability are sensitive to movements in interest rates. The level of total origination activity in the mortgage industry at large, which includes both conforming and non-conforming mortgage loans, has decreased as higher interest rates make home buying more costly for consumers and refinancing of existing mortgages less attractive to current borrowers, and nationally, a general slowdown for new home sales; we expect this trend to continue for the foreseeable future. Our current business model contemplates growth, even in an environment with declining originated volume for the industry, by capturing additional market share. We expect that our volume growth will increase more slowly in a rising interest rate environment than in a declining interest rate environment. Our ongoing business strategy will be to continue to grow volume. We intend to do that by expanding the geographical footprint of our sales organization into new territories, and, to continue to expand our sales efforts in our current markets. We intend to expand our sales presence in mid-America and on the east coast, as well as other western markets we do not currently service.

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

        Income from the sales of mortgage loans is reduced by the direct costs that are incurred to originate mortgage loans, such as the premium yield adjustments or the amounts paid to brokers for brokering the loans for us, and a provision for losses for loan repurchases.

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
  Mortgage loans held for sale;
  Real estate owned;
  Stock-based compensation.

        Accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and our deferred tax liabilities. The net deferred tax asset as of March 31, 2007 was $6.6 million.

        Income from sales of mortgage loans. To date, income from sales of mortgage loans has consisted primarily of cash gains that resulted from loan sales. Historically, we have sold all of our loans on a servicing released basis. In the future, however, we may decide to retain the servicing rights to any loans we sell, in which case we would also record non-cash sales related to the value of those servicing rights. Gains or losses resulting from loan sales are recorded at the time of sale. At the closing of a sale, mortgage loans held for sale and the related warehouse debt are removed from our books and the gain or loss recorded. Accordingly, our financial results are significantly impacted by the timing of loan sales. If we hold a significant pool of loans at the end of a reporting period, those loans will remain on our balance sheet, along with the related debt used to fund the loans. The revenue that we generate from those loans will not be recorded until the subsequent reporting period when we sell the loans. A number of factors influence the timing of our loan sales, including the current market demand, liquidity needs, and our strategic objectives. We have, from time to time, delayed the sale of loans to a later period, and may do so again in the future.

        Under the terms of the early purchase facility with Washington Mutual Bank, FA, or Washington Mutual, we sell certain qualifying loans to Washington Mutual immediately upon origination, subject to a commitment by a takeout investor to purchase those loans within 90 days of the sale to Washington Mutual. We retain the right to service the loans. We recognize gain or loss from this transaction to the extent of the difference between the price at which loans are acquired by Washington Mutual and the outstanding principal balance of the loans plus costs to originate the loans. We recognize additional revenue (loss) equal to the difference between takeout investor’s price and the acquisition price by Washington Mutual at the time that it releases its interest to the takeout investor. Although this transaction is treated as a sale and the loans are not held on our balance sheet, we may face losses due to changes in the value of servicing rights for such loans because we have retained the servicing rights.

        Provision for impairment of mortgage loans. We make market valuation adjustments on certain non-performing loans, loans that we are obligated to repurchase, other loans we hold for sale, and real estate owned. These adjustments are based upon our estimate of expected losses and are based upon the value that we could reasonably expect to obtain from a sale. An allowance for losses on non-performing loans held for sale, and loans sold that we are obligated to repurchase, and an allowance for real estate owned are recorded in an amount sufficient to maintain adequate coverage for probable losses on such loans and property. As of March 31, 2007 and December 31, 2006, the reserve for losses on loans held for sale, which includes previously repurchased loans, and loans sold which we are obligated to repurchase, and the reserve for losses on real estate owned were $11.4 million and $15.2 million, respectively. Our estimate of expected losses could increase or decrease if our actual loss experience or repurchase activity is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale. In particular, if the frequency of repurchased demands increases, if actual losses increase, or if values reasonably expected to be obtained from a sale decrease, the provision for losses would increase. Any increase in the provision for losses would adversely affect our results of operations.

        Mortgage loans held for sale. Mortgage loans held for sale are carried at the lower of cost or estimated fair value. Points and fees collected at loan closing and related direct origination costs are deferred until the related loan is sold. Interest income is recognized under the accrual method and is suspended on loans delinquent 90 days or more, or earlier if the collection of interest appears doubtful.

        The estimated fair value of mortgage loans held for sale could decrease if interest rates increased. Any decrease in the fair value would adversely affect our results of operations and the assets we carry on our consolidated balance sheets.

        Real estate owned. Properties held for sale are stated at the lower of cost or fair value, less estimated selling costs. Real estate acquired in settlement of loans, or REO, generally results when property collateralizing a loan is foreclosed upon or is otherwise acquired in satisfaction of the loan. A property’s fair value is based on the net amount that we could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of real estate acquired through foreclosure are made through valuation allowances and charge-offs recognized through a charge to earnings. When the Company forecloses on a subordinated deed of trust, the senior borrowing is recorded as mortgage loans payable until such time the property is disposed of and the senior mortgage loan is paid off. Recovery of the carrying value of real estate is dependent to a great extent on economic, operating, and other conditions that may be beyond our control. A decrease in real estate values may adversely affect our results of operations and the value of assets we carry on our consolidated balance sheets.

        Stock-based compensation. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for APB 25 which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

        Effective for the first quarter of fiscal 2006, the Company adopted SFAS 123R using the modified prospective method, which required the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption.

        The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, forfeitures, and expected dividends.

Financial Highlights for the Quarters Ended March 31, 2007 and 2006

        Net income. For the three months ended March 31, 2007 and 2006 we had income before provision for income taxes of approximately $0.46 million and $0.02 million, respectively. Net income was approximately $0.24 million and $0.01 million, respectively, or approximately $0.02 and $0.00 per basic common share, respectively, and $0.02 and $0.00 per diluted common share, respectively.

        Loan originations. For the three months ended March 31, 2007 and 2006, we funded approximately $355.7 million and $369.4 million, respectively. Purchase money mortgages accounted for approximately 52.9% and 60.3% of our originations during the three months ended March 31, 2007 and 2006, respectively. Our wholesale channel, which originates loans through independent mortgage brokers, accounted for approximately 95.9% and 91.6% of our origination during the three months ended March 31, 2007 and 2006, respectively.

        During the three months ended March 31, 2007 and 2006 we originated mortgage loans in 28 and 35 states, respectively. Loans originated in California constituted approximately 74.8% and 66.3%, respectively, of our total mortgage loan originations during those periods. Our loan originations in California increased approximately 8.8% for the three months ended March 31, 2007 from 2006.

        Income from sales of mortgage loans. For the three months ended March 31, 2007 and 2006, we sold approximately $452.7 million and $345.1 million, respectively. Income from sales of mortgage loans was approximately $13.0 million and $9.8 million during the three months ended March 31, 2007 and 2006, respectively. The weighted average premium collected from sales of loans during the three months ended March 31, 2007 and 2006 was approximately 2.59% and 2.39%, respectively. During the three months ended March 31, 2007 and 2006, the rebate or yield spread premium paid to the loan originators was approximately 0.72% and 0.65%, respectively.

        Cash and cash equivalents — Our cash and cash equivalents at March 31, 2007 and December 31, 2006 was approximately $7.9 million and $15.0 million, respectively.

        Warehouse lines of credit — As of March 31, 2007, we had three warehouse facilities to fund our loan originations with two financial institutions for a total funding capacity of approximately $504 million. This included an early purchase facility with Washington Mutual with a maximum commitment amount of $300 million. At March 31, 2007 the cost of borrowing on these warehouse facilities was a variable rate equal to one-month LIBOR plus a margin ranging between approximately 1.0% and approximately 1.375%.

Results of Operations

        Results of operations for the three months ended March 31, 2007 and 2006 (dollars in thousands).

	2007 (unaudited)		2006 (unaudited)
		Percentage		Percentage
		of Total		of Total
	Amount	Loan Income	Amount	Loan Income
		(dollars in thousands)
Loan income
Income from sales of mortgage loans	$13,038	73.7%	$9,737	71.7%
Mortgage interest income	4,500	25.4%	3,604	26.6%
Commission fee income	163	0.9%	235	1.7%

Total loan income	17,701	100.0%	13,576	100.0%
Cost of loan origination and sales of mortgage loans
Commissions	2,909	16.4%	2,448	18.0%
Warehouse interest expense	4,105	23.2%	3,405	22,4%
Provision for impairment of mortgage loans	3,120	17.6%	883	6.5%
Other closing expenses	561	3.2%	503	3.8%

Total cost of origination and sales of mortgage loans	10,695	60.4%	6,879	50.7%
Gross profit	7,006	39.6%	6,697	49.3%
Operating expenses
Salaries	4,895	27.7%	4,943	36.4%
Occupancy	200	1.1%	218	1.6%
General and administrative	1,390	7.9%	1,561	11.5%

Total operating expenses	6,485	36.7%	6,722	49.5%
Income (loss) from operations	521	2.9%	(25)	(0.2)%
Total other income (expense)	(64)	(0.3)%	50	0.4%
Income before provision for income taxes	457	2.6%	25	0.2%
Provision for income taxes	217	1.2%	17	0.1%

Net income (loss)	$240	1.4%	$8	0.1%

Loan income

        Total loan income. Total loan income increased by 30.4% to $17.7 million for the three months ended March 31, 2007 from $13.6 million for the three months ended March 31, 2006. This increase was due primarily to increases in income from sales of mortgage loans and mortgage interest income.

        Income from sales of mortgage loans. Income from sales of mortgage loans for the three months ended March 31, 2007 increased by 33.9% to $13.0 million from $9.7 million for the three months ended March 31, 2006 due primarily to a higher volume of loan sales. Total loan sales increased by 30.5% to $452.7 million for the three months ended March 31, 2007 compared to $345.1 million for the three months ended March 31, 2006. This increase was due primarily to a 0.19% increase in weighted average premium for loans sales to 2.59% for the three months ended March 31, 2007 from 2.39% for the three months ended March 31, 2006.

        Mortgage interest income. Mortgage interest income increased by 24.9% to $4.5 million for the three months ended March 31, 2007 from $3.6 million for the three months ended March 31, 2006. The increase in interest income was due primarily to an increase in loans held for sale for the three months ended March 31, 2007 compared to 2006, as well as higher coupon rates.

        Commission fee income. We earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans that our loan officers originate are recognized at the time of sale of those mortgage loans and are included in the income from sale of mortgage loans. Commission fee income for the three months ended March 31, 2007 and 2006 was $0.2 million and $0.2 million, respectively.

Cost of loan originations

        Total cost of loan origination and sales of mortgage loans. Total cost of loan origination and sales of mortgage loans increased by 55.5% to $10.7 million for the three months March 31, 2007 from $6.9 million for the three months ended March 31, 2006. The increase was primarily due to increased provision for losses on impaired loans and interest expense. Total cost of origination and sales as a percentage of total loan income increased to 60.4% for the three months ended March 31, 2007 compared to 50.7% for the three months ended March 31, 2006. This increase was primarily due to an increase in the provision for impairment of mortgage loans.

       Commissions. Commissions for the three months ended March 31, 2007 increased by 18.8% to $2.9 million from $2.4 million in the three months ended March 31, 2006. This increase was primarily due to an increase in loan sales. Commissions, which are primarily a pricing rebate paid by us, are recognized at the time of sale to correspond with the recognition of income from the sale of the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale as a prepaid commission on our balance sheet. Commissions for the three months ended March 31, 2007 and 2006 as a percentage of loan income were 16.4% and 18.0%, respectively.

        Warehouse interest expense. Warehouse interest expense for the three months ended March 31, 2007 increased by 34.8% to $4.1 million from $3.0 million for the three months ended March 31, 2006. The increase in interest expense was primarily due to the increase in our volume of borrowing and higher interest rates. The weighted average number of days we held loans before sale during the three months ended March 31, 2007 and 2006 was 52 and 58 days, respectively.

        Provision for impairment of mortgage loans. At March 31, 2007 and 2006 there were 268 and 92 loans with an aggregate principal balance, plus accrued interest, of $55.6 million and $21.5 million, respectively, that we had been requested to repurchase by our investors. During the three months ended March 31, 2007 and 2006, we recorded provisions of $3.1 million and $0.9 million, respectively, for losses on impaired of loans we were obligated to repurchase. The increase was mainly a result of increased repurchase requests and a higher estimated loss severity.

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

        Other closing expenses. Other closing expenses related to the closing of loans, including credit check expenses, appraisal and appraisal review fees and other closing expenses, increased by 11.6% to $0.6 million for the three months ended March 31, 2007 from $0.5 million for the three months ended in March 31, 2006. This increase primarily reflects the additional costs related to the increase in loan settlements.

Operating expenses

        Total operating expenses. Total operating expenses decreased by 3.5% to $6.5 million for the three months ended March 31, 2007 from $6.7 million for the three months ended March 31, 2006. The decrease was primarily the result of lower salaries, wages, and benefits expense, and decreases in other variable operating expenses associated with the decrease in mortgage loan originations.

        Salaries. Salaries decreased by 1.0% to $4.90 million for the three months ended March 31, 2007 from $4.94 million for the three months ended March 31, 2006.

         Occupancy. Occupancy expense decreased by 8.3% to $0.20 million for the three months ended March 31, 2007 from $0.22 million for the three months ended March 31, 2006. The decrease was due to fewer offices in 2007.

        General and administrative. General and administrative expenses decreased by 11.0% to $1.4 million for the three months ended March 31, 2007 from $1.6 million for the three months ended March 31, 2006. This decrease was due primarily to a decrease in consulting fees.

        Provision for income taxes. Provision for income taxes increased to $0.22 million for the three months ended March 31, 2007 from $0.02 million for the three months ended March 31, 2006. This increase was a result of higher income before taxes of $0.46 million for the three months ended March 31, 2007 compared $0.02 million for the three months ended March 31, 2006.

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

	Three months ended March 31,
	2007	2006
	(dollars in millions)
Loans originated for sale	$ (355.7)	$(369.4)
Proceeds from sales	456.7	350.0
Other	(44.2)	(12.50)

Net cash provided by (used in) operations	$ 56.8	$ (31.9)

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

Warehouse and Repurchase Facilities

        As of March 31, 2007, we had three warehouse facilities with two financial institutions. After funding the loans, we typically sell our mortgage loans within 30 to 60 days of origination and pay off the warehouse facilities with the sale proceeds.

        One of our warehouse facilities is structured as a repurchase agreement, where the financial institution will provide the funds for origination of loans and (warehouse) will hold the collateral until we repurchase the loans to sell them to a buyer. Under the terms of such agreement, the buyer of the loan (take-out investor) would send the proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us. The other warehouse facilities are uncommitted lines, meaning the financial institutions, or lenders, are not obligated to fund up to the maximum uncommitted amount. All of our current warehouse facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received all of the related loan documents. Additionally, our current warehouse facilities contain sub-limits for particular product types, collateral types, delinquency, aging, and other limitations. Our warehouse facilities are secured by the loans we originate. Although all of our warehouse facilities mature in the next twelve months, we expect to renew and extend the maturity of our warehouse facilities in the ordinary course of business. Our warehouse facilities bear interest at a spread over one month LIBOR, which was 5.32% as of March 31, 2007. The following is a summary by lender as of March 31, 2007.

	Committed Amount	Uncommitted Amount	Total Facility Amount	Maximum Portion Available for Wet Funding	Outstanding Principal Balance(3)	Expiration Date
	(dollars in thousands)
Warehouse Lender
Lehman Brothers Bank, FSB (5)	$200,000	$0	$200,000	$40,000	$26,894	April 7, 2007
Washington Mutual Bank, FA (1)	4,000	0	4,000	1,400	0	August 1, 2007
Washington Mutual Bank, FA (2)(4)	300,000	0	300,000	105,000	110,580	August 1, 2007

Total	$504,000	$0	$504,000	$146,400	$137,474

_________________

(1) Warehousing Credit and Security Agreement
(2) Early Purchase Facility
(3) As of March 31, 2007
(4) Outstanding balance is off balance sheet
(5) This facility expired and was not renewed. It has been replaced by a credit facility with Terwin Mortgage Warehouse Trust II on April 17, 2007.

         Lehman Brothers Repurchase Facility. As of March 31, 2007, we had a repurchase facility with Lehman Brothers Bank, FSB. with a maximum commitment of $200 million. This facility had a one year term and a cost of borrowing equal to the one-month LIBOR rate plus a spread between 1.0% and 1.375%. As of March 31, 2007, we had an outstanding balance of $26.9 million on this facility. On April 10, 2007, the lender granted the Company an extension to April 17, 2007, at which time the facility expired and was not renewed. It has been replaced by a credit facility with Terwin Mortgage Warehouse Trust II on April 17, 2007.

        Washington Mutual Warehouse Facility. We have a $4 million revolving credit facility with Washington Mutual. The cost of borrowing under this agreement is equal to one-month LIBOR plus a spread between 1.0% and 1.25% based on type of loan and period of time for which the loan is subject to the facility. As of March 31, 2007, there was no outstanding balance.

        Washington Mutual Early Purchase Facility. We have an early purchase facility with Washington Mutual pursuant to which certain qualifying loans are acquired by Washington Mutual immediately upon origination. Under terms of this purchase agreement we retain the right to service the mortgage loans. As a condition of the acquisition of a mortgage loan by Washington Mutual, we assign to Washington Mutual the related commitment by a takeout investor to purchase the mortgage loan on a servicing released basis at a specified future date within 90 days of origination. Under this facility, the acquisition price for a mortgage loan is the lesser of 98% of the related takeout investor’s purchase price or the original principal balance of the loan. If loans purchased under this facility are not sold to the takeout investor within 90 days they become “aged” and are subject to revaluation of the acquisition price. After an additional 90 days the loans become defective and the Company is required to repurchase them. Loan financings under this facility meet the criteria under SFAS No. 140 for the “transfer of financial assets” and therefore are accounted for as sales. Although SFAS 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, management believes that for loans originated through this facility, the value of servicing rights for the short period prior to their sale to takeout investors is not material to the consolidated financial statements as of March 31, 2007 and no corresponding asset or liability has been recorded. Accordingly, the loans are not reflected in the consolidated balance sheets. Upon receipt of funds from a takeout investor, Washington Mutual releases its interest in the related loan and transfers excess funds related to the servicing rights to us. Loans for which a commitment from a takeout investor is not obtained within 90 days are transferred to our other warehouse facility with Washington Mutual described above. As of March 31, 2007, this early purchase facility had a maximum revolving purchase commitment of $300 million. As of March 31, 2007, we had utilized $110.6 million of this facility’s maximum commitment. The mortgage interest income from loans originated through this facility from the time of funding to the date of their sale to a takeout investor was not material to the financial statements as of March 31, 2007 and therefore no asset or non-cash revenue has been recognized.

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

Off-Balance Sheet Arrangements

        In July 2004, we entered into an early purchase facility with Washington Mutual where qualifying loans are purchased by Washington Mutual immediately upon funding, provided that we retain the right to service and resell the loans to a takeout investor for a period of 90 days. Loan originations under provisions of this facility are recognized as sales of loans and are not reflected on our balance sheet. For loans that we originate through this facility, we recognize the origination fee and other lender fees at the time of funding and all corresponding commissions and fees to be paid are recognized immediately. If a loan is not purchased by a takeout investor within 90 days of the sale under the early purchase facility, we are required to repurchase those loans and the loans are put back on our balance sheet. As of March 31, 2007, loans with an aggregate warehouse liability of $110.6 million were subject to this off-balance sheet arrangement. Based on historical experience, total mortgage loans repurchased pursuant to a breach of this takeout investor requirement would not have a material impact to our statements of operation, and therefore have not been accrued for as a liability on our consolidated balance sheets. If we were to breach the takeout investor requirement and did not have sufficient funds to repurchase the related loans under this facility, that breach might trigger cross-defaults in our other warehouse facilities and have a material adverse effect on our business. In addition, if loan originations under provisions of this facility are not recognized as sales of loans and are required to be reflected on our balance sheet, we may breach financial covenants triggering defaults under our warehouse facilities which may have a material adverse effect on our business. Moreover, failure to obtain sales treatment under this facility may require us to restate our prior financial statements which may have a material adverse effect on our business.

Contractual Obligations and Commercial Commitments

        The following tables summarize our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of March 31, 2007.

	Payments Due by Period (dollars in thousands)
	Total	Less than one year	One to three years	Three to five years	After five years	Expiration date
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Warehouse facility - line of credit	$ 26,894	$ 26,894	-	-	-	08/01/2007
Warehouse facility - repurchase agreements	110,580	110,580	-	-	-	08/01/2007
Subordinated note	3,000	3,000	-	-	-	12/28/2011
Operating leases	249	158	$91	-	-	-
Total contractual obligations	$140,723	$140,632	$91	-	-	-

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

        We record every repurchase demand as an obligation to repurchase. Many demands, however, are subsequently withdrawn or rescinded by the buyers once the deficiencies are cured. Typically a repurchase demand arising from early payment default that is resolved either by re-pricing the loan, where the buyer receives a discount and keeps the note without further recourse from early payment defaults, or by indemnifying the buyers against future losses. Once a loan is re-priced or the demand is rescinded we reduce our obligation accordingly. When we can not reach an agreement on re-pricing or we believe that we could mitigate losses more efficiently, we may repurchase the loan and hold it until its disposition. In certain cases, we may agree with the buyer that their servicer continues the foreclosure process of seriously delinquent loans and we reimburse the buyer for their actual loss after sales of the property. Our policy is to reserve for losses on loans that we are required to repurchase or are holding on our balance sheets:

        The following table summarizes the outstanding obligations to repurchase loans and loss reserves at respective dates.

	Obligations to Repurchase Loans
	(dollars in thousands)
	March 31, 2007	December 31, 2006
	(unaudited)
Obligations to repurchase	$55,635	$50,510

Reserve for impairment of mortgage loans	$11,418	$ 15,176

Inflation

        Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors influence our performance far more than does inflation. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation. Our financial statements are prepared in accordance with Generally Accepted Accounting Principles (GAAP) and our financial position and results of operations are measured with reference to historical cost or fair market value without considering inflation.

Newly Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 157 commencing in the first quarter of 2008. The Company is currently assessing the potential impact of SFAS 157 on its consolidated financial statements.

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 159 commencing in the first quarter of 2008. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Industry Overview

         In the third quarter of 2006, the non-prime mortgage market in which the Company operates was characterized by increased competition for loans and customers which simultaneously lowered profit margins on loans and caused lenders to be more aggressive in making loans to relatively less qualified customers. By the end of 2006, the non-prime mortgage industry was clearly being negatively impacted. The sustained pricing competition and higher risk portfolios of loans reduced the appetite for loans among whole loan buyers, who offered increasingly lower prices for loans, thereby shrinking profit margins for non-prime lenders. In addition, the higher levels of credit risk taken on by non-prime lenders resulted in higher rates of delinquency in the loans held for investment and in increasing frequency of early payment defaults and repurchase demands on loans that had been sold. These trends accelerated during the first quarter of 2007, and the industry experienced a period of turmoil which has continued into the second and third quarters of 2007

         During the first seven months of 2007, a number of significant industry events occurred, including the following:

         New Century announced that it would restate results for the nine months ended September 30, 2006 to account for losses on defaulted loans that it was obligated to repurchase (February 7th);

         HSBC Holdings PLC, one of the world’s largest banks and non-prime lenders, announced an increase in its bad debt charge for 2006, which it attributed to problems in its U.S. non-prime mortgage lending division (February 8th);

         Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Fieldstone Investment Corporation (“Fieldstone”) announced that they had entered into a definitive merger agreement under which C-BASS would acquire all of Fieldstone’s outstanding common stock (February 16th);

         ACC Capital Holdings, the parent company of Ameriquest Mortgage Company and Argent Mortgage Company, two large non-prime mortgage originators, announced that it had secured additional capital from Citi’s Markets and Banking Division and its majority shareholder, and that Citi had agreed to become the company’s primary warehouse lender and had acquired an option to buy the company’s wholesale mortgage business (February 28th);

         Fremont General Corp. (“Fremont”), another significant non-prime mortgage originator, announced that it would exit its non-prime real estate lending operations and that it was in discussions with various parties regarding the sale of this business (March 2nd);

         The New York Stock Exchange suspended trading of New Century’s common stock based on uncertainties concerning its liquidity position (March 12th);

         Fieldstone announced that it had amended its previously announced merger agreement with C-BASS to reduce the price of Fieldstone’s common stock to $4.00 per share (March 16th);

         People’s Choice Home Loan, Inc., another significant non-prime mortgage originator, filed for bankruptcy protection (March 20th);

         Fremont sold approximately $4.0 billion of non-prime residential real estate loans and entered into exclusive negotiations with the same institution to sell most of its residential real estate business (March 21st);

         New Century filed for bankruptcy protection (April 2nd);

         NovaStar Financial, another significant non-prime mortgage originator, initiated a formal process to explore strategic alternatives and received $100 million in financing (April 11th);

         First Horizon National Corp. blamed difficulty selling mortgages in the secondary market and increased repurchase requests for its decision to shutter its subprime business (April 20th);

         H&R Block Inc. announced the sale of Option One Mortgage Corp. ("Option One"), another large non-prime mortgage originator, to an affiliate of Cerberus Capital Management with a transaction value equal to Option One’s tangible net assets as of the date of closing less $300 million (April 20th);

         WMC, a unit of General Electric Co., announced that it would cut 771 jobs (April 20th);

         Standard &Poor’s Ratings Service placed its credit ratings on 612 classes of residential mortgage-backed securities backed by U.S. non-prime collateral on “credit watch” with negative implications because of poor collateral performance, expectation of increasing losses on the underlying collateral pools, the consequent reduction of credit support, and changes that will be implemented with respect to the methodology for rating new transactions (July 10);

         Moody’s Investors Service downgraded 399 residential mortgage-backed securities and placed an additional 32 residential mortgage-backed securities under review for possible downgrade based on higher than anticipated rates of delinquency in the underlying collateral compared to current credit enhancement levels (July 10);

         General Electric Co. announced plans to sell WMC Mortgage Corp, its three-year-old U.S. non-prime mortgage unit (July 12);

         NovaStar Financial, Inc. announced an investment of $48.8 million by MassMutual and Jefferies Capital Partners as part of a commitment to raise $150 million in new equity to complete its formal process of exploring strategic alternatives (July 16);

         Bear Stearns announced the collapse of two of its hedge funds that had invested in non-prime mortgage securities (July 18);

         Countrywide Financial Corp.’s second-quarter net income fell 33% because of softening home prices. Countrywide cut its 2007 earnings estimate because it expects a challenging second half, including difficulty in the housing and mortgage markets (July 24);

         American Home Mortgage Investment Corp. announced a delayed payment of its quarterly cash dividend on the company’s common stock and anticipated delaying payment of its quarterly cash dividends on its preferred stock in order to preserve liquidity until it obtains a better understanding of the impact that current market conditions in the mortgage industry and the broader credit market will have on the company’s balance sheet and overall liquidity. American Home Mortgage said that the unprecedented disruption in the credit markets in the past few weeks caused major write-downs of its loan and security portfolios and consequently has caused significant margin calls with respect to its credit facilities (July 28);

         MGIC Investment Corporation announced that it had concluded that the value of its investment in C-BASS had been materially impaired because the market for non-prime mortgages had experienced significant turmoil beginning in February 2007, with market dislocations accelerating to unprecedented levels beginning in approximately mid-July 2007 (July 30); and

         American Home Mortgage announced that it was unable to borrow on its credit facilities and to fund its lending obligations of approximately $300 million on July 30 and that it did not anticipate funding approximately $450 to $500 million on July 31 (July 31).

         The combination of these events with the continued heavy repurchase demands from whole loan purchasers experienced during this period created a cycle beginning with a significant increase in the amount of distressed loans for sale in the market. This increase in loan supply reduced whole loan prices, providing a basis for warehouse line providers to mark down the collateral value of loans held in inventory and, as a result, to place margin calls on non-prime lenders. These increased margin calls resulted in more distressed sales which, in turn, put further downward pressure on whole loan sale prices, regenerating the cycle with escalating negative results.

         All of these general market conditions may affect the performance of the mortgage loans originated by us and, even if they do not affect performance, have and may continue to adversely affect our common stock price.

         The Company also had significant cash outlays in 2007 to repurchase loans sold to third parties during 2006 and earlier years. When whole pools of mortgage loans are sold, the third party has recourse against the Company for certain borrower defaults. The cash the Company must have on hand to repurchase these loans is much higher than the principal amount of the loan as the Company generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement.

         Conditions in the secondary markets, which had stabilized throughout the second quarter of 2007, have worsened early in the third quarter as investor concerns increase over asset quality and a weakening of the United States housing market. As a result of the many uncertainties in the non-prime mortgage market (i.e. home price depreciation, home sales, credit quality, interest rates), bond investors continue to drive bond spreads dramatically wider in the first part of the third quarter. As a result, the capital markets remain very volatile and less liquid and, at times have been and may in the future be effectively unavailable to the Company. The Company believes the existing conditions in the secondary markets are unprecedented since the Company’s inception and, as such, inherently involve significant risks and uncertainty. As a result, subsequent to the end of the second quarter the Company has been forced to further alter its business strategies and operations in response to market conditions. For example, due to the fact that the Company cannot sell the loans it originates at favorable prices, or at times at all, the Company has drastically reduced, and recently temporarily suspended for a few days, its mortgage origination volumes and has made adjustments to its pricing and underwriting guidelines. In addition, until the secondary market returns to more rational levels, the Company may elect or be required to further alter the scope or nature of its origination operations, further tighten its origination guidelines, further raise interest rates, further reduce workforce or take other actions to align its operations with the current market environment. The Company cannot currently predict the impact that any of those actions, if taken, would have on its financial condition, results of operations, liquidity or business prospects. In addition, the Company may experience additional mark-to-market losses on its mortgage loans held for sale which would likely result in further margin calls under its financing facilities.

         The Company’s liquidity position was also severely impacted because of the 2007 market disruptions. To the extent that the Company’s lenders further reduce the value of its mortgage assets securing its warehouse repurchase agreements or otherwise reduce the amount the Company can borrow against its assets, the Company could be subject to additional margin calls and the amounts it can borrow could be reduced, which could materially adversely affect the Company’s liquidity.

         As a result of the implementation of tighter origination guidelines, the Company’s origination volumes have substantially decreased in the first and second quarter of 2007. The Company expects that the changes it has made to its pricing and underwriting guidelines will restrict further the number of borrowers who qualify for its loans. As a result, it expects that its third quarter origination volume will be lower than in the second quarter and that its cost to fund loans will increase in the third quarter. Those changes may also expose the Company to further competition which could further adversely affect the Company’s origination business.

         Industry-wide tightening of underwriting guidelines and increases in interest rates may decrease refinancing opportunities for existing borrowers, which may result in fewer loans and increased defaults by borrowers, particularly those facing a resetting of their existing loan to a higher monthly payment. If borrower defaults continue or increase, the Company’s financial condition, liquidity and business prospects will be further adversely affected.

         Along with several other industry competitors, the Company terminated a number of the products it offered in July 2007 due to investor concerns. The Company does expect this decision to have a material impact on its financial condition or results of operations. There can be no assurance that the Company will not have to further alter its existing products as a result of investor concerns and that such an alteration will not negatively affect its results of operations, liquidity or financial condition.

         In connection with the challenges facing the non-prime lending industry, several of our competitors have recently stopped originating loans or sought protection under bankruptcy laws. Unless the values of our mortgage products cease their decline, and we are able to obtain new sources of liquidity and waivers and modification of the covenants in our credit facilities, we may suffer a similar fate.

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

        Our ability to fund our mortgage loans depends to a large extent upon our ability to secure warehouse financing on acceptable terms. The Mortgage Store currently funds the mortgage loans it originates through warehouse facilities under which it is the borrower. We can provide no assurance that we will be successful in establishing sufficient warehouse facilities either by increasing the amounts available under existing warehouse facilities or by the addition of new warehouse facilities. The majority of The Mortgage Store’s current warehouse facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loans documents. Substantially all of our mortgage loans are initially “wet” funded. As of March 31, 2007, the aggregate amount of funds available to “wet” fund loans under the warehouse facilities was approximately $146.4 million.

        As of March 31, 2007, we financed substantially all of our existing loans through three warehouse facilities with two financial institutions. Each of our existing warehouse facilities is renewable for one-year terms. Because our warehouse facilities are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

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

         As of March 31, 2007, the Company failed to satisfy the minimum net worth covenant under one of the Company’s warehouse financing facilities which requires the Company to report GAAP net worth of $19 million. The Company has been unable to obtain a modification or waiver of this requirement; therefore, the borrowing capacity under this facility is not available to the Company so long as it remains out of compliance. As of August 17, 2007, the Company has approximately $1 million outstanding under this facility secured by a cash deposit. Additionally, an Event of Default occurred and is continuing under the Subordinated Note. The Existing Default occurred as of March 31, 2007 due to the violation of Section 3(g)(v) of the Subordinated Note which requires that the Company maintain Net Income of not less than $1,000,000 annually, measured quarterly on a rolling 4 quarter basis. The Holders of the Subordinated Note agreed to forbear from exercising any rights and remedies with respect to the Existing Default until September 30, 2007. Upon occurrence of any new Event of Default, the Holders of the Subordinated Note may terminate the forbearance hereunder and pursue their rights and remedies.

         While management believes the Company is in compliance with all other covenants as of March 31, 2007, any future breach or non-compliance could have a material adverse effect on the Company’s financial condition.

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

        As a result, during these periods, many mortgage originators, including us, may be unable to access the secondary markets on favorable terms. This may result in some companies declaring bankruptcy. Some companies, like us, may be required to sell loans on a whole loan basis to repay short-term borrowings. However, the large amount of mortgages available for sale on a whole loan basis may create an oversupply and affect the pricing offered for these mortgages, which in turn may reduce the value of the collateral underlying the financing facilities. Therefore, many providers of financing facilities may initiate margin calls. Margin calls may result when our lenders evaluate the market value of the collateral securing our financing facilities and require us to provide them with additional equity or collateral to secure our borrowings. As of March 31, 2007, we had a total margin call of $10.5 million from our warehouse lines. We cannot provide any assurances that we will not receive additional margin calls in the future.

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

        We transfer and intend to transfer mortgages acquired and originated by us to third parties in exchange for cash. The purchaser will have recourse against us with respect to the breach of the standard representations and warranties made by us at the time such mortgages are transferred. While we generally have recourse against our customers for any such breaches, there can be no assurance of our customers’ abilities to honor their respective obligations. Also, we engage in whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We generally limit the potential remedies of such purchasers to the potential remedies we receive from the customers from whom we acquired or originated the mortgages. In some cases, however, the remedies available to a purchaser of mortgages from us may be broader than those available to us against the sellers of the mortgages and should a purchaser enforce its remedies against us, we may not always be able to enforce whatever remedies we have against our customers. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount. As of March 31, 2007 we had $55.6 million in outstanding repurchase obligations. We cannot make any representation that in the future there will not be any additional repurchase requests made to us by our third party investors.

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

        There has been an increase in production of our loan product which is characterized as “interest only” and option-ARM loans. There have been recent announcements by federal regulators concerning interest-only loan programs, option-ARM loan programs and other ARM loans with deeply discounted initial rates and/or negative amortization features. There is increasing public policy debate focused on the rapid increase in the use of loans with interest-only features that require no amortization of principal for a protracted period or loans with potential negative amortization features, such as option payment ARMs. Already one rating agency (Standard & Poor’s) has required greater credit enhancements for securitization pools that are backed by option-ARMs. These changes could make the product less available as financing options and hence this could have a material affect on the value of such products.

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

        We do not set limitations on the percentage of our long-term mortgage origination for properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the three months ended March 31, 2007 and 2006 approximately 74.8% and 66.3% by loan amount respectively, of the loans we originated were collateralized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or wildfire, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans or cause losses in our investment portfolio, and significantly harm our business, financial condition, liquidity and results of operations.

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

The residential mortgage origination business is a cyclical industry, and it has recently been at a relatively high level and is expected to decline in subsequent years, which could reduce our current levels of loan origination and our ability to generate net income in the future.

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

        We face intense competition from finance, investment banking companies, banking companies, mortgage Real Estate Investment Trusts (REITs) , internet-based lending companies with relatively low entry barriers and, to a growing extent, from traditional bank and thrift lenders that have entered the non-conforming mortgage industry. As we seek to expand our business further, we will face a significant number of additional competitors, many of whom will be well established in the markets we seek to penetrate. Many of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources.

        We also compete with federally chartered institutions and their subsidiaries that operate in a multi-state market environment. Federal statutes and rules governing federally chartered banks and thrifts allow those entities to engage in mortgage lending in multiple states on a substantially uniform basis and without the need to comply with state licensing and other laws including state and local “anti-predatory lending” laws affecting mortgage lenders. Federal regulators have expressed their position that these preemption provisions benefit mortgage subsidiaries of federally chartered institutions as well. In January 2004, the Comptroller of the Currency finalized preemption rules that confirm and expand the scope of this Federal preemption for national banks and their operating subsidiaries. Such Federal preemption rules and interpretations generally have been upheld in the courts. In addition, such federally chartered institutions and their subsidiaries have defenses under Federal law to allegations of noncompliance with such state and local laws that are unavailable to us. Moreover, at least one national rating agency has announced that, in recognition of the benefits of Federal preemption, it will not require additional credit enhancement by federally chartered institutions when they issue securities backed by mortgages from a state with predatory lending laws. As a non-federally chartered entity, we will continue to be subject to such rating agency requirements arising from state or local lending-related laws or regulations should we issue public mortgage securities. Accordingly, as a mortgage lender that is generally subject to the laws of each state in which we do business, except as may specifically be provided in Federal rules applicable to all lenders (such as the Fair Credit Reporting Act, Real Estate Settlement Procedures Act or Truth in Lending Act), unlike those competitors, we are generally subject to all state and local laws applicable to mortgage lenders in each jurisdiction where we lend, including new laws directed at nonconforming mortgage lending. This disparity may have the effect of giving those federally chartered institutions legal and competitive advantages.

        The government-sponsored entities Fannie Mae and Freddie Mac have a size and cost-of-funds advantage that allows them to purchase mortgage loans with lower rates and fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including non-conforming mortgage loans, they do have the authority to buy mortgage loans. A material expansion of their involvement in the market to purchase non-conforming mortgage loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if, as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the non-conforming mortgage industry.

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
  increasing our costs of originating and selling mortgage loans;
  increasing our costs in connection with providing customer service and marketing;
  increasing the demand for our experienced personnel and, therefore, the possibility that our personnel may be recruited by our competitors; and
  lowering the industry standard for non-conforming underwriting guidelines by, for example, providing for less stringent LTV ratio requirements as competitors attempt to increase or maintain market share in the face of increased competition.

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
  regulatory and tax developments.

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

If we do not manage our operations effectively, our financial performance could be harmed.

        While in recent years, we have experienced rapid growth due to the current market conditions we are restructuring our workforce and streamlining our operations.  We have instituted a cost reduction strategy to align our cost structure to our revenues.  This has resulted in lay offs and cost reductions and may result in further such actions depending on future market conditions. This has placed, and will continue to place, certain pressures on our management, administrative, operational, and financial infrastructure. As of March 31, 2007 and 2006, we had 162 and 156 salaried employees, respectively, in addition to 97 and 66 commission-based employees, respectively. The decrease in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment to preserve and increase our market share. At the same time, we will need to continue to adjust and our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. As a result of these pressures, we cannot assure you that we will be able to:

  meet our capital needs;
  achieve our desired leverage level;
  expand our systems effectively;
  allocate our human resources optimally;
  identify and hire qualified employees;
  successfully securitize our mortgage loans;
  satisfactorily perform our servicing obligations; or
  incorporate effectively the components of any businesses that we may acquire in our effort to achieve growth.

        The failure to manage our operations effectively would significantly harm our business, financial condition, liquidity, and results of operations.

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

        A significant majority of our originations of mortgage loans come from independent brokers. For the three months ended March 31, 2007, approximately 500 brokers, from a list of over 5,000 approved brokers, submitted loans to us; no broker represented more than 5% of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity, and results of operations.

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

        We are currently using our I-Serve automated system for the purpose of origination and processing of loan files. Any substantial interruptions in this system or our inability to adjust it for our future use may adversely effect our operations.

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

        There has been an increase in the production of our loan products which are characterized as interest only and option-ARM loans. There have been recent announcements by Federal regulators concerning interest-only loan programs, option-ARM loan programs and other ARM loans with deeply discounted initial rates and/or negative amortization features. There is increasing public policy debate focused on the rapid increase in the use of loans with interest-only features that require no amortization of principal for a protracted period or loans with potential negative amortization features, such as option payment ARMs. One rating agency (Standard & Poor’s) has required greater credit enhancements for securitization pools that are backed by option-ARMs. These changes could make the product less available as financing options and hence this could have a material affect on the value of such products.

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

        While we have recently started to insure the appraised value of the properties we issue loans on and insure for misrepresentations and fraud contained in our loan documents to limit our losses, we cannot assure you that these insurances will shield us against all possible losses, or that all such losses will be covered by the insurances that we have obtained.  In addition, we can not assure you that our controls and processes that are designed to help us identify misrepresented information in our loan operations will detect all misrepresented information in our loan originations. We are subject to losses due to fraudulent and negligent acts in other parts of our operations. If we experience a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity, and results of operations would be significantly harmed.

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

        Our operations, as a mortgage loan originator, may be adversely affected by rising interest rates. Interest rates have been low over the past few years; however increases in interest rates may discourage potential borrowers from refinancing mortgages, borrowing to purchase homes or seeking second mortgages. These effects could decrease the amount of mortgages available to be originated by our mortgage operations which could adversely affect our operating results. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-term fixed interest rates. Rising interest rates may also increase delinquencies, foreclosures and losses on our adjustable rate mortgages.

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

        We believe the risks associated with our business will be more acute during periods of declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing homes to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings. Furthermore, declining real estate values will likely reduce our volume of refinancings and debt consolidation loans as the level of home equity available to secure such loans will be reduced. A cash-out refinancing occurs when a borrower obtains a new mortgage loan in an amount that exceeds the existing balance on the current mortgage in order to refinance the original mortgage and receive additional cash for other uses such as paying down or off consumer debt with a higher interest rate than on the mortgage loan. For the three months ended March 31, 2007, approximately 47.1%, by loan amount, of our loan originations were refinancings and debt consolidation loans. In addition, declining real estate values significantly increase the likelihood that we will incur increased foreclosures and losses on our loans in the event of default. Therefore, any sustained period of declining real estate values could adversely affect both our net interest income from loans in our portfolio, as well as our ability to originate and sell loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions.

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

        While we believe that we currently have adequate internal control procedures in place, we are evaluating our internal control systems to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. During this process, we will identify what might be deemed to be potential control deficiencies and will establish a process to investigate and, as appropriate, remediate such matters before the required deadline. We, like all other public companies, are incurring additional expenses and taking significant amounts of management’s time in an effort to comply with Section 404. Although we have made this project a top priority, we cannot assure you that all potential control deficiencies will be remediated before the mandated deadline or that we will receive an unqualified opinion from our external auditors regarding our internal controls over financial reporting.

        We now have a policy of not making loans to directors, officers or stockholders beneficially owning 3% or more of our outstanding stock (Major Stockholder) that do not fall within the ordinary course of business of making loans secured by residential (properties with four or fewer units) real estate. Thus, it will be our policy not to extend funds or make loans of any type other than residential real estate loans to our officers, directors, or Major Stockholders, which loans include but are not limited to personal loans, loans secured by multi-family properties, and loans secured by commercial real estate.

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

        Violations of certain provisions of these Federal and state laws may limit our ability to collect all or part of the principal, or interest, on the loans and in addition could subject us to damages and could result in the mortgagors rescinding the loans whether held by us or subsequent holders of the loans. In addition, such violations may cause us to be in default under our credit and repurchase facilities and could result in the loss of licenses held by us.

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

        The mortgage brokers and correspondents from which we obtain mortgages have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders or an acquirer of the loan responsible for the legal violations of mortgage bankers and brokers, Federal and state agencies have increasingly sought to impose such liability. Previously, for example, the United States Federal Trade Commission or (FTC) entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department, various state attorneys general, and other state officials have sought to hold subprime mortgage lenders responsible for the pricing practices of their mortgage bankers and brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage banker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage bankers, brokers or correspondents.

Regulation AB may create additional liabilities, costs and restrictions for our business.

        On December 15, 2004, the Securities and Exchange Commission (SEC) approved the final regulations covering the registration, disclosure, communications, and reporting requirements for asset-backed securities (“Regulation AB”), which became effective January 1, 2006. The new rules contain several new disclosure requirements, including requirements to provide historical financial data with respect to either prior securitized pools of the same asset class or prior originations and information with respect to the background, experience and roles of the various transaction parties, including those involved in the origination, sale or servicing of the loans in the securitized pool. Moreover, annual assessments of compliance with enhanced servicing criteria by servicers and attestation reports from an independent registered public accounting firm must be obtained with respect to securitized pools of our mortgage loans.

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

        On October 4, 2006, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, and the National Credit Union Administration issued their final “Interagency Guidance on Nontraditional Mortgage Product Risks” (the “Guidance”). Nontraditional mortgage products are those which allow borrowers to defer payment of principal and sometimes interest. They include what are commonly referred to as “option-ARM” loans and interest-only loans. While we are not subject to regulation by these agencies or to the Guidance, it is possible the Guidance may have an adverse effect on our ability to buy or sell certain loans covered by the Guidance. However, some states regulatory agencies have and are adopting the guidance thereby making it applicable to us in certain circumstances. Further, this may also make it applicable to entities that sell loans to us or purchase loans from us. As a result, the Guidance may also negatively affect our loan origination volume and loan sales. It is also possible that the Guidance, or certain provisions within it, may be adopted as laws or used as guidance by Federal, state or local agencies and that those laws or guidance may be applied to us.

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

        Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. The issuance of additional shares of our common stock may be available for sale in the public markets. In addition, a substantial number of shares of our common stock may, pursuant to employee benefit plans, be issued or reserved for issuance from time to time and these shares of common stock may be available for sale in the public markets from time to time. We presently have 1,682,650 shares of our common stock subject to options that are immediately exercisable and an additional 279,850 shares subject to options that vest over the next five years. We cannot predict the effect that future sales of shares of our common stock will have on the market price of our common stock.

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

Interest Rate Simulation Sensitivity Analysis

         Changes in market interest rates may affect our gain (loss) from sales of mortgage loans. At March 31, 2007 we held $151.6 million in loans that had not been committed for sale. Increases in interest rate would adversely affect revenue to be realized from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on the uncommitted loans.

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

Change in interest rate (bps)	-100	-50	50	100

Change in income from sales of uncommitted loans (dollars in millions)	0.142	0.98	(0.076)	(0.371)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

        As of March 31, 2007, we conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures were effective.

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

        A material weakness is a control deficiency, or combination of control deficiencies (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005, which were subsequently remediated in 2006. As of December 31, 2006 and March 31, 2007, our disclosure controls and procedures were effective:

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

        In response to the identified material weaknesses, our management, with oversight from our Audit Committee, has dedicated significant resources and engaged external consultants to support management in its efforts to improve our control environment. We intend to further expand our internal accounting and compliance capabilities by attracting additional talent and enhancing training in critical areas. These ongoing efforts are focused on implementing process changes to strengthen our internal control and monitoring activities. In light of the material weaknesses, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this quarterly report were prepared in accordance with GAAP. These measures included, among other things, expansion of our period-end closing procedures, including the consolidation process, and dedication of significant internal resources and external consultants to scrutinize account analyses and reconciliations at a detailed level. As a result of these and other expanded procedures, we concluded that the consolidated financial statements included in this quarterly report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b) Changes in Internal Control Over Financial Reporting

        Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we believe that, other than as noted above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REMEDIATION OF MATERIAL WEAKNESSES

        To remediate the material weaknesses identified above, we have taken the following actions, in the periods specified below, which correspond to the material weaknesses identified above:

  We retained a third-party consultant firm specializing in public company financial reporting to advise us and our Audit Committee regarding our financial reporting processes. This third-party consultant has assisted us in altering our financial reporting processes, which we expect will better enable us to timely file our periodic reports.
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
  We also intend to implement enhancements to our financial reporting processes, including increased training of our finance and accounting staff regarding financial reporting requirements, budgeting and the evaluation and further implementation of automated procedures within our MIS financial reporting system.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in ITEM 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
August 21, 2007