Form 10-K/A
period 2006-12-31
TMSF HOLDINGS INC.
filed 2007-10-09
CIK 1100125

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

660 S. Figueroa St.  9th Floor Los Angeles CA 90017
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

The accompanying notes are an integral part of these consolidated financial statements

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$ (5,389,426)	$ 9,201,793	$ 8,635,258
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	507,562	379,239	176,133
Provision for impairment of
mortgage loans	21,756,897	967,222	531,021
Share based compensation expense	147,220	-	-
Options granted for consulting activities	16,500	-	35,500
Bad debts expense	208,125	-	-
Loss on sale of assets	-	200,883	-
Loss on impaired loans	(5,837,395)	(219,460)	(12,093)
(Increase) decrease in
Mortgage loans held for sale	(27,899,317)	55,422,124	(75,695,975)
Mortgage loans to be repurchased	(40,438,950)	(5,752,927)	(4,318,283)
Prepaid expenses	(305,492)	(190,310)	(51,737)
Income tax receivable	361,345	(525,036)	-
Other receivables and employee advances, net	56,473	(399,294)	(32,690)
Warehouse receivables	1,366	(3,476,797)	(3,112,677)
Deposits and other assets	85,522	(254,671)	87,504
Deferred tax asset - current	(6,924,281)	(530,640)	(439,701)
Deferred tax asset - non current	(35,623)	-	-
Increase (decrease) in
Accounts and other payables	5,332,086	(2,191,587)	4,043,810
Obligation to repurchase mortgage loans	40,438,950	5,752,927	4,318,283
Escrow funds payable	-	-	(54,308)
Accrued expenses	751,373	70,223	287,742
Accrued income taxes	--	(259,063)	(936,832)
Deferred tax liability - current	-	-	(271,000)
Deferred tax liability - non current	(4,269)	(98,440)	102,709

Net cash provided by (used in) operating activities	(17,171,334)	58,096,186	(66,707,336)

Cash flows from investing activities

Decrease (increase) in restricted cash	115,762	942,878	(866,956)
Net proceeds from real estate owned	(6,474,700)	(459,299)	558,998
Purchase of property and equipment	(571,794)	(728,701)	(459,570)

Net cash provided by (used in) in investing activities	(6,930,732)	(245,122)	(767,528)

Cash flows from financing activities
Warehouse lines of credit, net	25,823,973	(56,169,046)	73,196,907
Proceeds from subordinated note payable	3,000,000	-	-

Net cash provided by (used in) financing activities	28,823,973	(56,169,046)	73,196,907

Net increase (decrease) in cash and cash equivalents	$ 4,721,907	$ 1,682,018	$ 5,722,043

Cash and cash equivalents, beginning of year	10,247,233	8,565,215	2,843,172

Cash and cash equivalents, end of year	$ 14,969,140	$ 10,247,233	$ 8,565,215

Supplemental disclosures of cash flow information

Interest paid	$ 16,674,912	$ 14,095,262	$ 4,793,506

Income taxes paid	$ 4,471,585	$ 7,733,208	$ 7,295,000

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

		Balance at Beginning of Year	Provision for Losses	Charge offs	Balance at End of Year
2006
	Mortgage loans to be repurchased	$ 1,189,000	$ 18,972,797	$ (4,985,931)	$ 15,175,866
	Real estate owned	34,000	2,784,100	(851,463)	1,966,637
	Total	$ 1,223,000	$ 21,756,897	$ (5,837,394)	$ 17,142,503
2005
	Mortgage loans to be repurchased	$ 518,928	$ 883,222	$ (213,150)	$ 1,189,000
	Real estate owned	-	84,000	(50,000)	34,000
	Total	$ 518,928	$ 967,222	$ (263,150)	$ 1,223,000
2004
	Mortgage loans to be repurchased	$ -	$ 531,020	$ (12,092)	$ 518,928
	Real estate owned	-	-	-	-
	Total	$ -	$ 531,020	$ (12,092)	$ 518,928

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