Form 10-Q
period 2007-06-30
TMSF HOLDINGS INC.
filed 2007-11-15
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

                   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  | No |X|

                  As of September 30, 2007, there were 15,000,000 shares of common stock outstanding ($0.001 par value).

		Pa	ge
		Nu	mber
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2007 (unaudited)
	and December 31, 2006		1

	Consolidated Statements of Income for the three months and six months ended
	June 30, 2007 (unaudited) and 2006 (unaudited)		2

	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2007 (unaudited) and 2006 (unaudited)		3

	Notes to the Consolidated Financial Statements (unaudited)		4

Item 2	Management Discussion and Analysis of Financial Condition
	and Results of Operations		15

Item 3	Quantitative and Qualitative Disclosures
	About Market Risk		43

Item 4	Controls and Procedures		44

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		45

Item 1A	Risk Factors		45

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		45

Item 3	Defaults Upon Senior Securities		45

Item 4	Submission of Matters to a Vote of Securities Holders		45

Item 5	Other Information		45

Item 6	Exhibits		45

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2007 (unaudited) and December 31, 2006

ASSETS
	June 30, 2007	December 31, 2006
	(Unaudited)
Current assets
Cash and cash equivalents	$11,027,574	$14,969,140
Mortgage loans held for sale	25,354,570	93,593,135
Mortgage loans to be repurchased	87,225,821	50,510,160
Reserve for impairment of mortgage loans	(14,553,000)	(15,175,866)
Prepaid expenses	1,174,394	580,030
Warehouse receivables	2,311,191	6,601,869
Other receivables and employee advances
(net of $208,125 and $208,125, respectively,
of allowance for bad debts)	343,658	263,551
Real estate owned (net of $1,500,000, and $1,966,637,
respectively, of loss reserves)	3,643,657	4,967,362
Income tax receivable	1,183,860	163,691
Deferred tax asset - current	-	7,894,622
Total current assets	117,711,725	164,367,694

Restricted cash	1,923,834	297,530
Loans held for investment (net of $3,035,000, and $0, respectively, of loss reserves)	36,758,876	-
Property and equipment (net of $1,462,117, and $1,156,315,
respectively, of accumulated depreciation)	781,607	880,078
Deferred tax asset - non-current	-	35,623
Deposits and other assets	221,896	197,723
TOTAL ASSETS	$157,397,938	$165,778,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Warehouse lines of credit	$52,676,496	$85,209,074
Obligations to repurchase mortgage loans	87,225,821	50,510,160
Accounts and other payables	8,863,520	7,605,455
Accrued expenses	830,863	1,168,366
Subordinated note payable	3,000,000	3,000,000
Total current liabilities	152,596,700	147,493,055
Income taxes payable	11,275,414	-

TOTAL LIABILITIES	163,872,114	147,493,055

Stockholders’ equity
Preferred stock, $0.001 par value
100,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value
30,000,000 shares authorized,
15,000,000 shares issued and outstanding	15,000	15,000
Additional paid-in capital	3,285,971	3,242,402
Retained earnings	(9,775,147)	15,028,191

Total stockholders’ equity	(6,474,176)	18,285,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,397,938	$165,778,648

        The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2007 (unaudited) and 2006 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income
Income (loss) from sale of mortgage loans	$(537,646)	$16,083,566	$12,499,800	$25,820,706
Mortgage interest income	1,306,096	5,214,604	5,806,538	8,818,317
Commission fee income	21,632	176,413	184,702	411,824

Total loan income	790,082	21,474,583	18,491,040	35,050,847

Costs of loan origination and sale of
mortgages

Commissions	384,500	4,725,987	3,293,884	7,174,010
Warehouse interest expense	1,341,924	4,685,121	5,446,550	7,729,908
Appraisals	205,482	509,279	620,170	891,709
Credit reports	23,970	59,817	76,280	105,248
Warehouse fees	80,458	84,047	137,929	135,081
Provision for impairment of
mortgage loans	14,266,538	139,473	17,707,993	1,022,651
Other costs	26,441	8,722	63,072	32,825

Total costs of loan origination
and sale of mortgages	16,329,313	10,212,446	27,345,878	17,091,432

Gross profit (loss)	(15,539,231)	11,262,137	(8,854,838)	17,959,415

Operating expenses

Salaries	2,689,877	6,027,864	7,585,424	10,970,865
General and administrative	1,427,157	1,986,377	2,817,059	3,547,703
Occupancy	145,802	210,527	345,697	428,613

Total operating expenses	4,262,836	8,224,768	10,748,180	14,947,181

Income (loss) from operations	(19,802,067)	3,037,369	(19,603,018)	3,012,234

Other income (expense)
Interest income (expense)	(122,757)	40,953	(186,916)	89,912
Other income (expense)	(7,466)	26,812	(7,210)	27,475
Income (loss) from sales of REO assets	771,190	-	1,092,661	213

Total other income (expense)	640,967	67,765	898,535	117,600

Income (loss) before provision
for income taxes	(19,161,100)	3,105,134	(18,704,483)	3,129,834

Provision for (benefit from) income taxes	5,882,029	1,283,318	6,098,855	1,300,348

Net income (loss)	$(25,043,129)	$1,821,816	$(24,803,338)	$1,829,486

Basic earnings per share	$(1.67)	$0.12	$(1.65)	$0.12

Diluted earnings per share	$(1.67)	$0.12	$(1.65)	$0.12

Basic weighted-average common
shares outstanding	15,000,000	15,000,000	15,000,000	15,000,000

Diluted weighted-average
common shares outstanding	15,000,000	15,612,928	15,000,000	15,896,488

The accompanying notes are an integral part of these consolidated financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2007 (unaudited) and 2006 (unaudited)

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$ (24,803,338)	$ 1,829,485
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	(305,802)	223,797
Provision for impairment of
mortgage loans	(1,089,502)	464,541
Provision for impairment of
loans held for investment	3,035,000	-
Share based compensation expense	43,569	80,419
Options granted for consulting services	-	16,500
(Increase) decrease in
Mortgage loans held for sale	68,238,565	(22,796,881)
Loans held for investment	(39,793,876)	-
Mortgage loans to be repurchased	(36,715,661)	(11,653,025)
Prepaid expenses	(594,362)	(228,193)
Other receivables and employee advances, net	(80,107)	206,040
Warehouse receivables	4,290,678	(2,517,060)
Deposits and other assets	(24,173)	(359,335)
Income tax receivable	(1,020,169)	-
Deferred tax asset - current	19,205,659	-
Increase (decrease) in
Accounts and other payables	1,258,065	1,921,393
Obligation to repurchase mortgage loans	36,715,661	11,653,025
Accrued expenses	(337,506)	945,704
Accrued income taxes	-	(965,321)

Net cash provided by (used in) operating activities	28,022,701	(21,178,911)

Cash flows from investing activities

Decrease (increase) in restricted cash	(1,626,304)	168,021
Net proceeds from real estate owned	1,790,342	(1,063,191)
Purchase of property and equipment	404,273	(256,849)

Net cash provided by (used in) in investing activities	568,311	(1,152,019)

Cash flows from financing activities
Warehouse lines of credit, net	(32,532,578)	20,477,168

Net cash provided by (used in) financing activities	(32,532,578)	20,477,168

Net decrease in cash and cash equivalents	(3,941,566)	(1,853,762)

Cash and cash equivalents, beginning of period	14,969,140	10,247,233

Cash and cash equivalents, end of period	$ 11,027,574	$ 8,393,471

Supplemental disclosures of cash flow information

Interest paid	$ 5,985,875	$ 4,164,855

Income taxes paid	$ 74,919	$ 2,265,683

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

Going Concern

        The financial statement included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The financial statements do not reflect any adjustments relating to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to maintain adequate liquidity to meet its obligations on a timely basis, to comply with the terms of its financing and settlement agreements as may be required, and ultimately to attain profitability. The Company’s management is attempting to manage its liquidity but there is no assurance the Company will have sufficient liquidity to fund its operations and pay its obligations or to continue as a going concern.

         Along with several other industry competitors, the Company terminated most of the loan products it offered in July 2007 due to investor concerns and a destabilized secondary mortgage market . In August 2007, in light of the continued and widely publicized volatility in the secondary markets, the Company suspended funding of all loan products it offered and currently the Company does not have any plans to originate these types of loans in the near future. The Company does expect this decision to have a material impact on its financial condition and results of operations. There can be no assurance that the Company will have the financial resources necessary to fund the downsized operation if and until the secondary market stabilizes.

         The Company currently has no outstanding balances on any warehouse line nor does the Company have any availability to fund any loan on any warehouse facility. All warehouse facilities have been terminated. In addition to the suspension of all loans, the Company has taken steps to significantly reduce operating expenses which include staff reductions and relocation of the Company’s main office to smaller quarters. Should the market conditions continue to deteriorate, we may take further steps including the orderly liquidation of the business.

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

Mortgage Loans to be Repurchased

        The Company maintains mortgage loan purchase and sale agreements with various mortgage bankers. The agreements provide for conditions, whereby the Company may be required to repurchase mortgage loans for various reasons, among which include:

         (a) a mortgage loan is originated in violation of the mortgage banker's requirements,
         (b) the Company breaches any terms of the agreement,
         (c) an early payment default occurs, or
         (d) the borrower has made a material misrepresentation in their loan application.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        At June 30, 2007, the Company was obligated to repurchase 350 loans representing an aggregate balance of $87.2 million. As of June 30, 2007 and December 31, 2006, the Company had reserves for impaired mortgage loans of $14.6 million and $15.2 million, respectively.

        The secondary mortgage market tightened starting in the fourth quarter of 2006. The mortgage banking industry as a whole experienced reduced pricing on the sales of their portfolios and increased scrutiny of compliance to the various normal and customary representations and warranties mortgage originators give the investment community in these agreements. As a result of certain breaches to the purchase and sale agreements, investors requested the Company to repurchase certain loans. The Company in many cases is given the option to indemnify the investor for any losses they incur on the loans subject to a repurchase request versus actually repurchasing the loan.

         In accordance with generally accepted accounting priciples, mortgage loans to be repurchased are recorded as the aggregate of the unpaid principal balance, premium on sale, accrued interest, and corporate advances.

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

         On October 28, 2007 the Company received notification from the agency representing the insurance carrier informing the Company that each claim submitted under the Contingent Mortgage Impairment Repurchase Protection policy has been denied. The aggregate limits of liability for the carrier is $4,000,000 annual aggregate. The Company believes that it is covered under the policy and will take the steps necessary to protect its claim against the carrier.

         Losses incurred in settlements of repurchase demands and losses resulting from the disposition on repurchased mortgage loans are charged off against the loss reserve and should there be any recoveries under insurance policies, those recoveries will be credited back to the reserve.

Real Estate Owned

        Real estate owned is foreclosed real property held for sale, and recorded at the aggregate lower of cost or fair value, less estimated costs to sell. These values are periodically reviewed and written-down if necessary. Costs of holding real estate and related gains and losses on disposition are included in the cost of loan origination and sales of mortgage loans.

         At June 30, 2007, the Company owned 12 properties, eight of which were in escrow to be sold. The Company’s basis in these properties (cost plus expenses incurred) was approximately $3.6 million, not including the senior mortgages on three of the properties aggregating approximately $1.6 million. Management has estimated the proceeds on the sale of these properties, based upon current listing prices or contract sales prices on properties in escrow, at approximately $2.1 million (after satisfying the senior mortgages) resulting in a required loss reserve of $1.5 million. The Company classifies these properties as held for sale and expects to dispose of the properties within one year.

Loans Held for Investment

         On July 26, TMS completed a micro-securitization with Bayview Financial which will be accounted for as a financing. As of June 30, 2007, 153 loans had been identified to be included in the transaction, with an aggregate principal balance of approximately $35.3 million. At the measurement date, the Company reclassified those loans from “held for sale” to “held for investment.”

         Additionally, management has elected to classify the Company’s equity funded loans as held for investment. Such loans aggregated approximately $3.8 million. At the measurement date, the Company reclassified those loans from “held for sale” to “held for investment.”

         Management believes its estimated reserve requirement of $3.0 million is adequate based upon the current status of the loan portfolio.

Accounting for Servicing of Financial Assets

        In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets (SFAS 156),” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 156 amends FASB Statement No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) at initial adoption permits a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. SFAS 156 also describes the manner in which it should be initially applied. The Company adopted SFAS 156 on January 1, 2007, however, management believes that for loans originated by the Company, the value of servicing rights for the short period prior to their sale to takeout investors is not material to the consolidated financial statements as of June 30, 2007 and no corresponding asset or liability has been recorded.

Income Taxes

        The Company files a consolidated federal income tax return and a combined state return in California. Separate returns are filed in other jurisdictions as required. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their carrying value in the financial statements at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

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

Earnings per Share

        The Company follows SFAS No. 128, “Earnings per Share”, and related interpretations for reporting earnings per share. SFAS No. 128 requires dual presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the reporting period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised using the treasury stock method.

        For the three months ended June 30, 2007 and 2006 the Company had basic and diluted EPS as follows:

	Three Months Ended June 30,
	2007			2006
	Net Loss	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Net income (loss), weighted
average shares outstanding
and basic EPS	$ (10,995,391)	15,000,000	$ (0.73)	$ 1,821,816	15,000,000	$ 0.12
Effect of dilutive securities:
Dilutive stock options	-	-	-	-	612,928	-
Net income (loss), weighted
average shares outstanding
and diluted EPS	$ (10,995,391)	15,000,000	$ (0.73)	$ 1,821,816	15,612,928	$ 0.12

         For the six months ended June 30, 2007 and 2006 the Company had basic and diluted EPS as follows:

	Six Months Ended June 30,
	2007			2006
	Net Loss	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Net income (loss), weighted
average shares outstanding
and basic EPS	$ (10,755,600)	15,000,000	$ (0.72)	$ 1,829,486	15,000,000	$ 0.12
Effect of dilutive securities:
Dilutive stock options	-	-	-	-	896,488	-
Net income (loss), weighted
average shares outstanding
and diluted EPS	$ (10,755,600)	15,000,000	$ (0.72)	$ 1,829,486	15,896,488	$ 0.12

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which required the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Prior to the adoption, the Company disclosed compensation expense on a pro forma basis in the notes to the financial statements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

        The Company continues to use the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, forfeitures, and expected dividends. The assumptions used to value options granted as of June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)
Risk-free interest rate	4.3% - 5.0%	4.3% - 5.0%	4.3% - 5.0%	4.3% - 5.0%
Expected term (in years)	1 - 10	1 - 10	1 - 10	1 - 10
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	80.0% - 120.0%	99.0% - 120.0%	80.0% - 120.0%	99.0% - 120.0%

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes the impact of the adoption of SFAS No. 123R on stock-based compensation costs for employees in our consolidated statement of income for the three months and six months ended June 30, 2007 and 2006 using the Black-Scholes model:

	Three Months Ended		Six Months Ended
	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)
Employee stock-based compensation in:
Cost of sales	-	-	-	-
Sales and marketing expense	-	-	-	-
General and administrative	$13,713	$42,851	$43,569	$80,419
Total employee stock-based compensation in
operating expenses	13,713	42,851	43,569	80,419
Total employee stock-based compensation	$13,713	$42,851	$43,569	$80,419

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

Major Customers

        During the three months and six months ended June 30, 2007 and 2006, the Company sold 25.8%, 19.1%, and 18.5%, and 26.3%, 23.4%, and 15.2%, and 25.7%, 21.0%, and 15.5%, and 29.1%, 19.4%, and 13.4%, respectively, of its mortgage loans to three institutional investors.

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

        The following table sets forth information concerning the Company’s mortgage loan production by borrower credit scores for the three months and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Credit Score	Amount	%	Amount	%	Amount	%	Amount	%
> 709	$32,630,944	42.98%	$193,852,021	32.56%	$159,542,524	36.96%	$305,159,123	31.63%
680 - 709	24,453,163	32.21%	149,558,397	25.12%	107,303,110	24.86%	230,082,276	23.85%
660 - 679	10,380,340	13.67%	110,693,021	18.59%	83,486,557	19.34%	179,837,088	18.64%
640 - 659	5,298,953	6.98%	81,095,684	13.62%	50,949,681	11.80%	141,940,699	14.71%
620 - 639	3,165,376	4.17%	53,748,073	9.03%	28,560,356	6.62%	93,487,895	9.69%
600 - 619	0	0.00%	4,580,500	0.77%	769,100	0.18%	8,642,855	0.90%
580 - 599	0	0.00%	1,421,425	0.24%	815,745	0.19%	4,953,930	0.51%
550 - 579	0	0.00%	0	0.00%	0	0.00%	0	0.00%
520-549	0	0.00%	354,500	0.06%	0	0.00%	354,500	0.04%
500-519	0	0.00%	0	0.00%	0	0.00%	231,000	0.02%
‹ 500	0	0.00%	0	0.00%	180,000	0.04%	0	0.00%

TOTAL	$75,928,776	100.00%	$595,303,621	100.00%	$431,607,073	100.00%	$964,689,366	100.00%

        The following table sets forth the percentage of all loans originated or purchased by region for the three months and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,				Six Months Ended June 30,
Geographic	2007		2006		2007		2006
Distribution	Amount	%	Amount	%	Amount	%	Amount	%
CALIFORNIA	$58,038,019	76.4%	$421,802,091	70.9%	$324,204,271	75.1%	$666,560,944	69.1%
SOUTH (2)	8,763,795	11.5%	58,701,188	9.9%	39,124,613	9.1%	104,876,860	10.9%
MIDDLE ATLANTIC(3)	1,314,200	1.7%	20,857,408	3.5%	14,578,405	3.4%	35,413,569	3.7%
MIDWEST (4)	262,500	0.3%	15,537,902	2.6%	4,764,960	1.1%	27,870,150	2.9%
WEST (5)	5,980,812	7.9%	48,414,156	8.1%	38,828,029	9.0%	81,154,028	8.4%
SOUTHWEST (6)	941,550	1.2%	26,787,976	4.5%	9,478,895	2.2%	43,680,710	4.5%
NEW ENGLAND (7)	627,900	0.8%	3,202,900	0.5%	627,900	0.1%	5,133,105	0.5%

TOTAL	$75,928,776	100%	$595,303,621	100%	$431,607,073	100%	$964,689,366	100%

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
(4)     Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin.
(5)     Alaska, Colorado, Hawaii, Idaho, Montana, Nevada, Oregon, Utah, Washington, and Wyoming.
(6)     Arizona, New Mexico, Oklahoma, and Texas.
(7)     Connecticut, Maine, Massachusetts, and Rhode Island.

         The following table sets forth selected information about the Company's total loan production and purchases for the three months and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
Alt-A	$69,272,572	91.2%	$580,206,855	97.5%	$413,856,739	95.9%	$937,412,262	97.2%
Other non-conforming	921,704	1.2%	10,939,044	1.8%	5,308,359	1.2%	17,061,582	1.8%
Subprime (1)	-	0.0%	2,305,722	0.4%	135,525	0.0%	4,692,972	0.5%
Total non-conforming	70,194,276	92.4%	593,451,621	99.7%	419,300,623	97.1%	959,166,816	99.4%

Conforming	5,734,500	7.6%	1,852,000	0.3%	12,306,450	2.9%	5,522,550	0.6%

TOTAL	$75,928,776	100%	$595,303,621	100%	$431,607,073	100%	$964,689,366	100%

_________________

(1)    Subprime loans are, generally, loans made to borrowers with a weighted average credit score of 620 or less or have had more than one delinquent mortgage payment during the preceding 12 months.

NOTE 4 – LOSS RESERVES

        The Company calculates the provision for losses for impaired mortgage loans based on its volume of loan sales, historic rate of default and expected severity of loss. The Company provides for losses on real estate owned (REO) based on the estimated sales prices of each property (from full appraisals or broker price opinions) less estimated selling expenses. Provision for losses for impaired mortgage loans and REO are charged to cost of sales in the Company’s consolidated statements of income. The following table summarizes the changes to reserves for the six months ended June 30, 2007.

	Reserve for Impaired Mortgage Loans	Reserve for Loans Held for Investment	Reserve for REO	Total Reserve
Balance - December 31, 2006	$15,175,866	-	$1,966,637	$17,142,503
Provision for losses	2,710,000	-	409,984	3,119,984
Charge-offs against reserve	(6,468,007)	-	(384,282)	(6,852,289)
Balance - March 31, 2007	$11,417,859	-	$1,992,339	$13,410,198
Provision for losses	11,000,481	3,035,000	502,429	14,537,910
Charge-offs against reserve	(7,865,340)	-	(994,768)	(8,860,108)

Balance - June 30, 2007	$14,553,000	$3,035,000	$1,500,000	$19,088,000

NOTE 5 – REAL ESTATE OWNED

        As of June 30, 2007 and December 31, 2006, the Company had 12 and 18 properties with a book value of $3.6 million and $5.0 million net of loss reserves of $1.5 million and $2.0 million, respectively, recorded as real estate owned. Senior mortgages payable to third parties related to these properties aggregated to $1.6 million and $3.4 million, as of June 30, 2007 and December 31, 2006, respectively and were included in accounts and other payables in the consolidated balance sheets. The Company classifies these properties as held for sale and expects to dispose of the properties within one year.

NOTE 6 — WAREHOUSE LINES OF CREDIT

Lehman Brothers

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

        In addition, under the warehouse facility the Company must maintain a balance in a separate restricted cash account as a pledge for amounts funded by the warehouse lender. The Company shall ensure that at all times the balance in the cash account is no less than the greater of (a) $100,000 and (b) the aggregate of all cash amounts allocated for all mortgage loans originated on this line of credit. At June 30, 2007, the pledged amounts for this warehouse facility aggregated $0.

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

        This facility had a one year term and was renewable with the consent of both parties. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of March 31, 2007. The facility expired on April 10, 2007 and the parties agreed to an extension to April 17, 2007. On April 17, 2007, all loans secured under the facility were moved to a new warehouse facility with another lender – refer to discussion of warehouse line with Terwin Mortgage Warehouse.

Washington Mutual

        In March 2004, the Company secured a committed warehouse line of credit with Washington Mutual Bank in the amount of $10 million. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest equal to 1 month LIBOR plus a margin between 1.75% and 2.50% per annum, dependent on the type of loan funded. This facility was subsequently reduced to $4 million in August 2005. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of June 30, 2007, except for the minimum tangible net worth, current ratio, and debt to net worth ratio.

NOTE 6 — WAREHOUSE LINES OF CREDIT (Continued)

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

        As of June 30, 2007, this Early Purchase facility had a maximum purchase commitment of $300 million at any time. Upon purchase of loans by takeout investors, the unused facility up to the maximum commitment may be re-used by the Company to originate new loans. This Early Purchase Agreement meets all criteria under SFAS No. 140 for the purpose of defining “transfer of financial assets”. As of June 30, 2007, $11.8 million of the commitment limit was utilized. Although SFAS 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value, management believes that for loans originated through this facility, the value of servicing rights for the short period prior to their sale to takeout investors is not material to the consolidated financial statements as of June 30, 2007 and no corresponding asset or liability has been recorded. In addition, this Early Purchase Facility has certain financial and non-financial covenants of which management believes the Company was in compliance with as of June 30, 2007, except for the minimum tangible net worth, current ratio, and debt to tangible net worth ratio.

Terwin Mortgage Warehouse

        In April 2007, the Company secured a committed warehouse line of credit with Terwin Mortgage Warehouse in the amount of $25 million. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest equal to 1 month LIBOR plus a margin between 2.25% and 3.25% per annum, dependent on the type of loan funded. This facility was subsequently increased to $50 million in June 2007. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of June 30, 2007, except the put back ratio covenant.

Impac Warehouse Lending Group

        In June 2007, the Company secured a committed warehouse line of credit with Impac Warehouse in the amount of $50 million. The unpaid amount of each advance outstanding bears interest from the date of such advance until paid in full at a rate of interest equal to the lesser of the maximum rate allowed by law and a floating rate of interest equal to 1 month LIBOR plus a margin between 2.00% and 4.00% per annum, dependent on the type of loan funded. The warehouse line of credit contains financial and non-financial covenants of which management believes the Company was in compliance with as of June 30, 2007 except for minimum tangible net worth and net income requirement.

         No waivers were requested by the Warehouse providers due to the very limited funding requirements of the Company. Subsequently, all loans on all the Company’s warehouse lines were sold into the secondary mortgage market. The Company currently has no outstanding balances on any warehouse line nor does the Company have any availability to fund any loan on any warehouse facility. All warehouse facilities have been terminated.

NOTE 7 – SUBORDINATED NOTE PAYABLE

        In December 2006 the Company issued a Subordinated Note Payable to Genesis Financial Services Fund, LLC in the principal sum of $10 million. At June 30, 2007 the Company had drawn down $3 million of the total. The note is due and payable on December 28, 2011. The simple interest rate on the note is the prime rate plus a margin of 7% and is payable monthly. The note is redeemable subject to certain fees and carries certain financial and non-financial covenants of which management believes the Company was in compliance with as of June 30, 2007, except for the minimum tangible net worth for which a waiver has been received, the annual net income covenant, interest coverage covenant and loan charge-off ratio, for which the lender has provided forbearance through September 30, 2007. As such, the note is classified as a current liability.

         On September 27, 2007, the Company entered in a forbearance agreement with the Lender whereby for consideration of a principal reduction payment of $875,000.00 Lender agreed to forbear from exercising its rights and remedies arising under the Note Payable Documents from the existing defaults until February 1, 2008. New defaults by the Company under the Note Payable Documents that are currently unknown to Lender or occur after September 27, 2007 are excluded from the forbearance and the Lender’s right to immediately commence exercising rights and remedies as a result thereof are not affected by the forbearance agreement. The remaining balance of the Subordinated Debt Payable is $2,125,000.00.

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

        Subsequently, the City has agreed to exclude third party fees from gross receipts, and in principal to allow apportionment outside the City of Los Angeles. However, the apportionment process has not been finalized at this date. In order to stop the continued assessment of interest prior to finalization of the apportionment process, we paid $52,396 as of June 30, 2007. The Company has currently received a request for payment of interest and penalty for a sum of $32,129 for previous sums negotiated.  However, the Company believes that this amount is erroneous and is currently negotiating the correct apportionment amount with the City which may result in the waiver of the mentioned sum or the payment of the full amount.

Operating Leases

        The Company leased its previous office facilities from a shareholder, which expired in November 2005. In September 2005, the Company entered into a sublease agreement for its new corporate and administrative offices at a new location in Los Angeles, California, with lease payments commencing on December 1, 2005, which expired on May 31, 2007. In May 2007, the Company entered into a sublease agreement for its new corporate and administrative offices at a new location in Los Angeles, California, with lease payments commencing on June 1, 2007. This lease will expire on November 30, 2008. Future minimum lease payments under this new non-cancelable operating lease as of June 30, 2007 are $111,141.

        Future minimum lease payments under all of its operating leases, including the above and separate equipment leases, at June 30, 2007 were as follows:

Operating Lease
Remainder of 2007	$154,092
2008	278,591
2009	43,062
2010	4,628
2011	256
Total minimum lease payments	$480,629

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

NOTE 9 — INCOME TAXES (Continued)

        The following table presents the current tax provision for Federal and state income taxes for the six months ended June 30, 2007 and 2006, at an effective tax rate of -42.5%:

	For the Six Months Ended June 30,
	2007	2006
Current
Federal	$4,635,130	$984,587
State	1,463,725	315,761

Provision for (benefit from)income taxes	$6,098,855	$1,300,348

        Income tax expense differs from the amounts computed by applying the United States Federal income tax rate of 34.0% to income taxes as a result of the following for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 30,
	2007		2006
	Amount	Percentage of pretax income	Amount	Percentage of pretax income

Federal tax on pretax income at statutory rates	$(6,514,774)	(34.0)%	$1,064,143	34.0%
State tax, net of Federal benefit	(1,237,807)	(6.5)%	208,402	6.7%
Allowance for deferred tax assets	13,851,436	(72.33)%	27,803	0.9%

Total	$6,098,855	(31.83)%	$1,300,348	41.5%

NOTE 10 — STOCK OPTIONS

        At June 30, 2007, the Company had one stock-based employee compensation plan (the “Plan”). Below is a summary of option activity under the Plan for the periods presented:

Options	Shares	Weighted Average Exercise Price	Average Contractual Term Remaining	Aggregate Intrinsic Value

Balance at December 31, 2006	1,970,000	$1.27
Options granted	-	-
Options exercised	-	-
Options cancelled	7,500	$2.00
Options expired	-	-
Balance at March 31, 2007	1,962,500	$1.27	0.13 - 8.80	$1,438,855
Options granted	-	-
Options exercised	-	-
Options cancelled	154,500	$2.28
Options expired	30,000	$1.40
Balance at June 30, 2007	1,778,000	$1.18	0.95-8.63	$1,087,360
Exercisable at June 30, 2007	1,637,725	$1.04	0.95-8.63	$ 651,462

Compensation cost on non-vested options	$378,225
Weighted average period for non-vested options	7.82 - 8.63

NOTE 11 — RELATED PARTY TRANSACTIONS

Consulting Expenses

        During the three months and six months ended June 30, 2007 and 2006, the Company paid $0 and $0, and $112,500 and $225,000, respectively, for consulting expenses to companies owned by shareholders. The Company also paid $0 and $0, and $90,000 and $180,000, respectively, for consulting expenses to a relative of a shareholder during the three months and six months ended June 30, 2007 and 2006. Furthermore, during the three months and six months ended June 30, 2007 and 2006, the Company paid consulting expenses of $15,000 and $30,000 and $15,000 and $25,000, to outside directors, respectively.

Lease Expenses

        The Company pays for certain vehicle operating expenses on behalf of certain officers. Lease payments made for these officers for the three months and six months ended June 30, 2007 and 2006 were $2,117 and $5,129 and $21,551 and $28,902, respectively.

Mortgage Loans to Employees

        During the normal course of its business the Company may provide mortgage loans to its employees and related parties at prevailing market rates. During the six months ended June 30, 2007 and 2006, the Company funded $424,000 and $1,048,705, respectively, in mortgage loans to a director and persons related to officers. All loans were subsequently sold in the secondary market at comparable margins. At June 30, 2007 the Company did not hold any mortgage loans made to its directors, officers, or executive level employees.

NOTE 12 — SUBSEQUENT EVENTS

Going Private. TMSF Holdings, Inc., plans to terminate its public reporting obligations under the federal securities laws by taking the Company private as a result of consummating a short form merger with TMSF Merger Corporation, a corporation recently formed to consummate the merger (the “Merger”). After the registration of our common stock is terminated, we will no longer be subject to the reporting and related obligations under these laws and we will cease to file certain reports with the Securities and Exchange Commission. This will also result in the termination of the quotation of our common stock on the over-the-counter, pink sheets (“OTC Pink Sheets”).

        The Company’s majority stockholders (consisting of Raymond Eshaghian, Massoud Yashouafar, Solyman Yashouafar, Hamid Joseph Nourmand and Doris Nourmand) will contribute their shares, representing approximately 93% of the outstanding shares of the Company’s common stock to TMSF Merger Corporation (Parent). Thereafter, each share of the Company’s common stock not owned by TMSF Merger Corporation or stockholders of the Company who properly exercise statutory appraisal rights applicable under Delaware law will be converted into the right to receive $0.45 in cash. Shares held by stockholders who exercise and perfect their statutory appraisal rights will be converted into the right to receive an amount determined to be fair value by the court in the appraisal proceeding. The purpose of the Merger is to provide a source of liquidity to the public stockholders and to enable Parent to acquire all of the outstanding equity interests in the Company and eliminate the expenses and potential liabilities associated with operating a public company. There is no commitment or agreement in place that obligates the Company to proceed or complete the planned Merger. The Company may postpone or abandon its plans to complete the Merger at any time before any such transaction is consummated.

SUMMARY TERM SHEET

PURPOSE OF MERGER

Immediately before the Merger, Parent will own approximately 93% of the Company’s common stock. The purpose of the Merger is to provide a source of liquidity to the public stockholders and to enable Parent to acquire all of the outstanding equity interests in the Company and eliminate the expenses and potential liabilities associated with operating a public company.

CONTRIBUTION AND MERGER

The following steps have been, or are expected to be, taken before the Merger referred to in this information statement.

Parent is a Delaware corporation recently organized by the Filing Persons to hold all of the shares of Company’s common stock beneficially owned by the Filing Persons. Before October 3, 2007, the Filing Persons, or entities controlled by the Filing Persons, conveyed to Parent 13,944,100 shares of Company’s common stock in exchange for 13,944,100 shares of Parent’s common stock, par value $0.001 per share.

It is anticipated that on or about October 11, 2007, the Filing Persons’ shares of the Company’s common stock, as transferred to Parent, will represent approximately 93% of the Company’s outstanding common stock. On or after October 11, 2007, and after the above-described contribution of the shares, Parent proposes to cause the Company to merge with Parent as a means of acquiring all of the shares of Company’s common stock not owned by Parent and to provide a source of liquidity to holders of those shares.

Each share of the Company’s common stock outstanding immediately before the Merger and after the contribution, other than shares held by the Parent and stockholders who exercise their dissenters’ rights of appraisal, by virtue of the Merger will be converted into the right to receive $0.45. Shares held by stockholders who exercise and perfect their statutory appraisal rights will be converted into the right to receive an amount determined to be fair value by the court in the appraisal proceeding. All shares of the Company’s common stock held by the Parent immediately before the Merger will be cancelled in the Merger and the Filing Persons will receive new shares of stock from the Company. Immediately following the Merger, the Filing Persons will own 100% of the outstanding capital stock of the Company. The Merger will have the effect of cashing out in full all other holders of the Company’s common stock outstanding immediately before consummation of the Merger.

PRINCIPAL TERMS OF THE MERGER

General.     Parent intends to cause the Company to merge with Parent on or about October 11, 2007 pursuant to a “short form” merger. As a result of the “short form” merger, each share of the Company’s common stock not owned by Parent will be converted into the right to receive $0.45 in cash. Shares held by stockholders who exercise and perfect their statutory appraisal rights will be converted into the right to receive an amount determined to be fair value by the court in the appraisal proceeding. Parent will not be required to enter into a merger agreement with the Company and Parent is not required to seek the approval of the directors of the Company for any aspect of the transaction contemplated hereby, however such approval has been obtained. Stockholders of the Company will not be entitled to vote their shares with respect to the Merger. The Merger will become effective upon the filing of a Certificate of Ownership executed by the Parent, which Parent is authorized to file to consummate the contemplated short form merger under Delaware law.

Merger Consideration.The consideration in the Merger will be $0.45 per share in cash (the “Merger Price”).

Company Shares Outstanding.As of October 11, 2007, a total of 15,000,000 shares of the Company’s common stock were outstanding.

Payment for Shares.Parent will pay you for your shares of Company common stock promptly after the effective date of the Merger. Instructions for surrendering your stock certificates will be set forth in a Notice of Merger and Appraisal Rights and a Letter of Transmittal, which will be mailed to stockholders of record of the Company within 10 calendar days following the date the Merger becomes effective and should be read carefully. Please do not submit your stock certificates before you have received these documents. Sending us your stock certificates with a properly signed Letter of Transmittal will waive your appraisal rights described below.

Source and Amount of Funds.The total amount of funds necessary to make cash payments to stockholders in connection with the Merger and for related expenses is estimated to be approximately $472,500. The Parent intends to use borrowed funds to make cash payments to the stockholders to be cashed out in the Merger and to pay related fees and expenses. The Parent will obtain the necessary funds from the Filing Persons in the form of an unsecured loan. At present, no plans or arrangements have been made by Parent or the Filing Persons with respect to the repayment or the refinancing of this loan.

EFFECTS OF THE MERGER

Completion of the Merger will have the following consequences:

The Company and Parent will be combined into a single, privately held entity;

Immediately after the Merger, the Filing Persons will own 100% of the outstanding capital stock of the Company. Accordingly, only the Filing Persons will have the opportunity to participate in the future earnings and growth, if any, of the Company. Similarly, only the Filing Persons will face the risk of losses generated by the Company’s operations or the decline in value of the Company after the Merger;

The shares of Company common stock will no longer be publicly traded. In addition, the combined entity will not be subject to the reporting and other disclosure requirements of the Securities Exchange Act of 1934, including requirements to file annual and other periodic reports; and

Subject to the exercise of statutory appraisal rights, each of your shares will be converted into the right to receive $0.45 in cash, without interest.

        Industry Operating Environment - Along with several other industry competitors, the Company terminated most of the loan products it offered in July 2007 due to investor concerns and a destabilized secondary mortgage market . In August 2007, in light of the continued and widely publicized volatility in the secondary markets, the Company suspended funding of all loan products it offered and currently the Company does not have any plans to originate these types of loans in the near future. The Company does expect this decision to have a material impact on its financial condition and results of operations. There can be no assurance that the Company will have the financial resources necessary to fund the downsized operation if and until the secondary market stabilizes.

        On July 24, 2007, the Company executed an agreement with Bayview Financial for the micro securitization (“Bayview asset-backed securities”) totaling approximately $36 million

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

        We are a financial holding company that, through our wholly owned subsidiary The Mortgage Store Financial, Inc., was engaged as a nationwide mortgage banker to originate, finance, and sell conforming and non-conforming mortgage loans secured by single-family residences until August 2007, when all lending operations ceased.

        Prior to ceasing operations, to the extent we could, we originated our loans primarily through independent mortgage brokers across the United States and, to a lesser extent, through our direct sales force in our retail offices. To the extent that a secondary market existed, we primarily sold our loans in whole loan transactions and did not retain any interest in the servicing of the loans.

Financing, Revenues, and Interest Rate Management

        Prior to ceasing our operations in August 2007, our business model relied primarily on our ability to originate mortgage loans and sell those loans on a servicing-released basis in the secondary mortgage market at prices that result in a competitive operating margin. Our primary components of revenue have been gains from the sales of loans, which is the excess of the sale price of the loan over its outstanding principal balance reduced by the direct costs of originating the loan, mortgage interest income, and loan origination fees.

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

        Mortgage loans enter our integrated team origination process through our wholesale channel, which solicits business from mortgage brokers, and our retail channel, which markets directly to the general public. Our wholesale channel currently has approximately 5,000 approved brokers of which approximately 600 actively conducted businesses with us during the six months ended June 30, 2007. For the three months and six months ended June 30, 2007 and 2006, we originated approximately $75.9 million and $431.6 million, $595.3 million and $964.7 million of mortgage loans, respectively, of which approximately 94.1% and 95.6%, and 92.9% and 91.3%, respectively, were generated through our wholesale channel and approximately 4.4% and 3.0%, and 7.1% and 8.7%, respectively, were generated through our retail channel. Our business and profitability are sensitive to movements in interest rates. The level of total origination activity in the mortgage industry at large, which includes both conforming and non-conforming mortgage loans, has decreased as higher interest rates make home buying more costly for consumers and refinancing of existing mortgages less attractive to current borrowers, and nationally, a general slowdown for new home sales; we expect this trend to continue for the foreseeable future.

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

        Income from the sales of mortgage loans. To the extent we originate loans:

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

        Under the terms of the early purchase facility with Washington Mutual Bank, FA, or Washington Mutual, we sell certain qualifying loans to Washington Mutual immediately upon origination, subject to a commitment by a takeout investor to purchase those loans within 90 days of the sale to Washington Mutual. We retain the right to service the loans. We recognize gain or loss from this transaction to the extent of the difference between the price at which loans are acquired by Washington Mutual and the outstanding principal balance of the loans plus costs to originate the loans. We recognize additional revenue (loss) equal to the difference between the takeout investor’s price and the acquisition price by Washington Mutual at the time that it releases its interest to the takeout investor. Although this transaction is treated as a sale and the loans are not held on our balance sheet, we may face losses due to changes in the value of servicing rights for such loans because we have retained the servicing rights. Due to the short term nature of the holding period, any revenue the Company receives for servicing the loan is deemed not material and is not recorded separately from interest income in the income statements.

        Provision for impairment of mortgage loans. We make market valuation adjustments on certain non-performing loans, loans that we are obligated to repurchase, other loans we hold for sale, and real estate owned. These adjustments are based upon our estimate of expected losses and are based upon the value that we could reasonably expect to obtain from a sale. An allowance for losses on non-performing loans held for sale, and loans sold that we are obligated to repurchase, and an allowance for real estate owned are recorded in an amount sufficient to maintain adequate coverage for probable losses on such loans and property. As of June 30, 2007 and December 31, 2006, the reserve for losses on loans held for sale, which includes previously repurchased loans, and loans sold which we are obligated to repurchase, the reserve for loans held for investment, and the reserve for losses on real estate owned were $14.6 million, $3.0 million, and $1.5 million, and $15.2 million, $0, and $2.0 million, respectively. Our estimate of expected losses could increase or decrease if our actual loss experience or repurchase activity is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale. In particular, if the frequency of repurchased demands increases, if actual losses increase, or if values reasonably expected to be obtained from a sale decrease, the provision for losses would increase. Any increase in the provision for losses would adversely affect our results of operations.

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

        Mortgage loans held for investment. Loans are classified as held-for-investment based on management’s intent and ability to hold the loans for the foreseeable future or to maturity. Loans held for investment are carried at amortized cost reduced by a valuation allowance for estimated credit losses incurred in the portfolio as of the balance sheet date. A loan’s cost includes its unpaid principal balance along with unearned income, comprised of fees charged to borrowers offset by incremental direct origination costs for loans originated by the Company or any premiums or discounts paid for loans purchased.

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

        Stock-based compensation. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for APB 25, which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

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

Financial Highlights for the Quarters Ended June 30, 2007 and 2006

        Net income (loss). For the three months and six months ended June 30, 2007 and 2006 we had income (loss) before provision for income taxes of approximately $(19.2) million and $(18.7) million, and $3.1 million and $3.1 million, respectively. Net income (loss) was approximately $(11.0) million and $(10.8) million, and $1.8 million and $1.8 million, respectively, or approximately $(0.73) and $(0.72), and $0.12 and $0.12 per basic common share, respectively, and $(0.73) and $(0.72), and $0.12 and $0.12 per diluted common share, respectively.

        Loan originations. For the three months and six months ended June 30, 2007 and 2006, we funded approximately $75.9 million and $431.6 million, and $595.3 million and $964.7 million, respectively. Purchase money mortgages accounted for approximately 47.6% and 52.0%, and 57.1% and 58.3% of our originations during the three months and six months ended June 30, 2007 and 2006, respectively. Our wholesale channel, which originates loans through independent mortgage brokers, accounted for approximately 94.1% and 95.6%, and 92.9% and 91.3% of our origination during the three months and six months ended June 30, 2007 and 2006, respectively.

        During the three months and six months ended June 30, 2007 and 2006 we originated mortgage loans in 17 and 30, and 33 and 36 states, respectively. Loans originated in California constituted approximately 76.4% and 75.1%, and 70.9% and 69.1%, respectively, of our total mortgage loan originations during those periods. Our loan originations in California decreased approximately by 86.2% and 51.4% for the three months and six months ended June 30, 2007 compared to the same period in 2006.

        Income from sales of mortgage loans. For the three months and six months ended June 30, 2007 and 2006, we sold mortgage loans of approximately $147.5 million and $605.1 million, and $538.5 million and $884.0 million, respectively. Income (loss) from sales of mortgage loans was approximately $(0.5) million and $12.5 million, and $16.1 million and $25.8 million during the three months and six months ended June 30, 2007 and 2006, respectively. The weighted average premium (discount) collected from sales of loans during the three months and six months ended June 30, 2007 and 2006 was approximately (0.44)% and 1.69%, and 2.60% and 2.52%, respectively.

        Cash and cash equivalents — Our cash and cash equivalents at June 30, 2007 and December 31, 2006 was approximately $11.0 million and $15.0 million, respectively.

        Warehouse lines of credit — As of June 30, 2007, we had four warehouse facilities to fund our loan originations with three financial institutions for a total funding capacity of approximately $404 million. This included an early purchase facility with Washington Mutual with a maximum commitment amount of $300 million. At June 30, 2007 the cost of borrowing on these warehouse facilities was a variable rate equal to one-month LIBOR plus a margin ranging between approximately 1.0% and approximately 4.0%.

Results of Operations

        Results of operations for the three months and six months ended June 30, 2007 and 2006 (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income	Amount	Amount	Amount	Amount
Income from sale of mortgage loans	$(538)	$16,083	$12,500	$25,821
Mortgage interest income	1,306	5,215	5,806	8,818
Commission fee income	22	176	185	412
Total loan income	790	21,474	18,491	35,051

Costs of loan origination and sale of
mortgage loans
Commissions	385	4,726	3,294	7,174
Warehouse Interest expense	1,342	4,685	5,447	7,730
Provision for impairment of
mortgage loans	14,266	139	17,708	1,023
Other closing expenses	336	662	897	1,165
Total costs of loan origination
and sale of mortgage loans	16,239	10,212	27,346	17,092

Gross profit (loss)	(15,539)	11,262	(8,855)	17,959

Operating expenses
Salaries	2,690	6,028	7,585	10,971
Occupacy	146	211	346	429
General and administrative	1,427	1,986	2,817	3,548
Total operating expenses	4,263	8,225	10,748	14,948

Income (loss) from operations	(19,802)	3,037	(19,603)	3,011

Other income (expense)	641	68	899	118

Income (loss) before provision
for income taxes	(19,161)	3,105	(18,704)	3,129
Provision for (benefit from) income taxes	(8,166)	1,283	(7,949)	1,300
Net income (loss)	$(10,995)	$1,822	$(10,755)	$1,829

         Following table sets forth the results of operations as a percentage of total loan income for the three and six months ended June 30, 2007 compared to the same periods in 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income	Amount	Amount	Amount	Amount
Income from sale of mortgage loans	(68.0)%	74.9%	67.6%	73.7%
Mortgage interest income	165.3%	24.3%	31.4%	25.1%
Commission fee income	2.7%	0.8%	1.0%	1.2%
Total loan income	100.0%	100.0%	100.0%	100.0%

Costs of loan origination and sale of
mortgage loans
Commissions	48.7%	22.0%	17.8%	20.5%
Warehouse Interest expense	169.8%	21.8%	29.5%	22.1%
Provision for impairment of
mortgage loans	1805.7%	0.7%	95.7%	2.9%
Other closing expenses	42.6%	3.1%	4.9%	3.3%
Total costs of loan origination
and sale of mortgage loans	2066.8%	47.6%	147.9%	48.8%

Gross profit (loss)	(1966.8)%	52.4%	(47.9)%	51.2%

Operating expenses
Salaries	340.5%	28.1%	41.0%	31.3%
Occupacy	18.4%	1.0%	1.9%	1.2%
General and administrative	180.6%	9.2%	15.2%	10.1%
Total operating expenses	539.5%	38.3%	58.1%	42.6%

Income (loss) from operations	(2506.3)%	14.1%	(106.0)%	8.6%

Other income (expense)	81.1%	0.3%	4.9%	0.3%

Income (loss) before provision
for income taxes	(2425.2)%	14.4%	(101.1)%	8.9%
Provision for income taxes	(1033.5)%	6.0%	(43.0)%	3.7%
Net income (loss)	(1391.7)%	8.4%	(58.2)%	5.2%

Loan income

         Total loan income. Total loan income decreased by 96.3% and 47.2% to $0.8 million and $18.5 million for the three months and six months ended June 30, 2007 from $21.5 million and $35.1 million for the three months and six months ended June 30, 2006, respectively. This decrease was due primarily to decreases in originations and in income from sales of mortgage loans and mortgage interest income.

         Income from sales of mortgage loans. Income from sales of mortgage loans for the three months and six months ended June 30, 2007 decreased by 103.3% and 51.6% to $(0.5) million and $12.5 million from $16.1 million and $25.8 million for the three months and six months ended June 30, 2006, respectively, due to destabilized secondary mortgage market. Total loan sales decreased by 72.6% and 31.5% to $147.5 million and $605.1 million for the three months and six months ended June 30, 2007 compared to $538.5 million and $ 884.0 million for the three months and six months ended June 30, 2006, respectively. This decrease was due primarily to a 120.4% and 20.1% decrease in weighted average premium for loans sales to (0.44)% and 1.69% for the three months and six months ended June 30, 2007 from 2.13% and 2.12% for the three months and six months ended June 30, 2006, respectively.

         Mortgage interest income. Mortgage interest income decreased by 75.0% and 34.2% to $1.3 million and $5.8 million for the three months and six months ended June 30, 2007 from $5.2 million and $8.8 million for the three months and six months ended June 30, 2006, respectively. The decrease in interest income was due primarily to a decrease in loans held for sale for the three months and six months ended June 30, 2007 compared to 2006.

         Commission fee income. We earn commission fees on loans that we broker out to other lenders. The mortgage origination fees earned by us for retail loans that our loan officers originate are recognized at the time of sale of those mortgage loans and are included in the income from sale of mortgage loans. Commission fee income for the three months and six months ended June 30, 2007 and 2006 was $0.02 million and $0.2 million, and $0.2 million and $0.4 million, respectively.

Cost of loan originations

         Total cost of loan origination and sales of mortgage loans. Total cost of loan origination and sales of mortgage loans increased by 59.9% and 60.0% to $16.3 million and $27.3 million for the three months and six months ended June 30, 2007 from $10.2 million and $17.1 million for the three months and six months ended June 30, 2006, respectively. The increase was primarily due to increased provision for impairment of mortgage loans. Total cost of origination and sales as a percentage of total loan income increased to 2066.8% and 147.9% for the three months and six months ended June 30, 2007 compared to 47.6% and 48.8% for the three months and six months ended June 30, 2006, respectively. This increase was primarily due to a decrease in origination volume and total loan income and an increase in provision for impairment on mortgage loans.

        Commissions. Commissions for the three months and six months ended June 30, 2007 decreased by 91.9% and 54.1% to $0.4 million and $3.3 million from $4.7 million and $7.2 million in the three months and six months ended June 30, 2006, respectively. This decrease was primarily due to a decrease in loan sales as result of lower origination volume. Commissions, which are primarily a pricing rebate paid by us, are recognized at the time of sale to correspond with the recognition of income from the sale of the same loan. The commissions paid for loans which are held for sale are included in the value of loans held for sale as a prepaid commission on our balance sheet. Commissions for the three months and six months ended June 30, 2007 and 2006 as a percentage of loan income were 48.7% and 17.8%, and 22.0% and 20.5%, respectively.

         Warehouse interest expense. Warehouse interest expense for the three months and six months ended June 30, 2007 decreased by 72.3% and 29.5% to $1.3 million and $5.4 million from $4.7 million and $7.7 million for the three months and six months ended June 30, 2006, respectively. The decrease in interest expense was primarily due to the decrease in our volume of borrowing. The weighted average number of days we held loans before sale during the three months and six months ended June 30, 2007 and 2006 was 71 and 59, and 53 and 55 days, respectively.

         Provision for impairment of mortgage loans. At June 30, 2007 and 2006 there were 350 and 103 loans with an aggregate principal balance, plus accrued interest, of $87.2 million and $21.7 million, respectively, that we had been requested to repurchase by our investors. During the three months and six months ended June 30, 2007 and 2006, we recorded provisions of $14.3 million and $17.7 million, and $0.1million and $1.0 million, respectively, for losses on impaired of loans we were obligated to repurchase. The increase was mainly a result of increased repurchase requests and a higher estimated loss severity.

        The secondary mortgage market tightened starting in the fourth quarter of 2006. The mortgage banking industry as a whole experienced reduced pricing on the sales of their portfolios and increased scrutiny of compliance to the various normal and customary representations and warranties mortgage originators give the investment community in these agreements. As a result of certain breaches to the purchase agreements, investors requested the Company repurchase certain loans. The Company in many cases is given the option to indemnify the investor for any losses they may realize on the loans found to be subject to a repurchase request versus actually repurchasing the loan.

         Other closing expenses. Other closing expenses related to the closing of loans, including credit check expenses, appraisal and appraisal review fees and other closing expenses, decreased by 49.2% and 23.0% to $0.3 million and $0.9 million for the three months and six months ended June 30, 2007 from $0.7 million and $1.2 million for the three months and six months ended June 30, 2006, respectively. This decrease was primarily due to a decrease in originations.

Operating expenses

         Total operating expenses. Total operating expenses decreased by 48.2% and 28.1% to $4.2 million and $10.7 million for the three months and six months ended June 30, 2007 from $8.2 million and $14.9 million for the three months and six months ended June 30, 2006, respectively. The decrease was primarily the result of lower salaries, wages, and benefits expense, and decreases in other variable operating expenses associated with the decrease in mortgage loan originations.

        Salaries. Salaries decreased by 55.4% and 30.9% to $2.7 million and $7.6 million for the three months and six months ended June 30, 2007 from $6.0 million and $11.0 million for the three months and six months ended June 30, 2006, respectively. The decrease was primarily due to decrease in number of employees.

        Occupancy. Occupancy expense decreased by 30.7% and 19.3% to $0.1 million and $0.3 million for the three months and six months ended June 30, 2007 from $0.2 million and $0.4 million for the three months and six months ended June 30, 2006, respectively. The decrease was due to fewer offices in 2007 and lower rent on new corporate offices.

         General and administrative. General and administrative expenses decreased by 28.2% and 20.6% to $1.4 million and $2.8 million for the three months and six months ended June 30, 2007 from $2.0 million and $3.5 million for the three months and six months ended June 30, 2006, respectively. This decrease was due primarily to a decrease in consulting fees paid to related parties.

         Provision for income taxes. Provision for income taxes decreased to $(8.2) million and $(8.0) million for the three months and six months ended June 30, 2007 from $1.3 million and $1.3 million for the three months and six months ended June 30, 2006, respectively. This decrease was a result of a loss before taxes of $19.2 million and $18.7 million for the three months and six months ended June 30, 2007 compared to income before taxes of $3.1 million and $3.1 million for the three months and six months ended June 30, 2006, respectively.

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

	Six months ended June 30,
	2007	2006
	(dollars in millions)
Loans originated for sale	$ (431.6)	$ (964.7)
Proceeds from sales	605.1	884.0
Other	(105.7)	101.9

Net cash provided by (used) in operations	$67.8	$ (21.2)

        We use warehouse facilities to finance a significant portion of our loan originations on a short-term basis. To the extent possible, it is our intention to maximize our allowable leverage ratio, defined as our total liabilities divided by our stockholders’ equity, for our warehouse financing.

        In the past, we have financed our operations through increased warehouse borrowing, additional capitalization, and cash income generated from our operations. In the future, our business strategy will depend on our ability to secure sufficient warehouse facilities to fund loans. Currently, we do not have plans to originate any loans in the near future and as such we have no need for a warehouse financing facility. Our ability to secure future warehouse facilities will in the future depend on numerous factors including, our net worth, our business strategy and our ability to locate a source of financing. We cannot guarantee that we will have the ability to locate and secure future warehouse financing.

Warehouse and Repurchase Facilities

        As of June 30, 2007, we had four warehouse facilities with three financial institutions. After funding the loans, we typically sell our mortgage loans within 30 to 60 days of origination and pay off the warehouse facilities with the sale proceeds.

        One of our warehouse facilities is structured as a repurchase agreement, where the financial institution will provide the funds for origination of loans and will hold the collateral until we repurchase the loans to sell them to a buyer. Under the terms of such agreement, the buyer of the loan (take-out investor) would send the proceeds directly to the warehouse lender, where the principal borrowing plus accrued interest and fees are deducted before the balance is forwarded to us. The other warehouse facilities are uncommitted lines, meaning the financial institutions, or lenders, are not obligated to fund up to the maximum uncommitted amount. All of our current warehouse facilities also contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received all of the related loan documents. Additionally, our current warehouse facilities contain sub-limits for particular product types, collateral types, delinquency, aging, and other limitations. Our warehouse facilities are secured by the loans we originate. Although all of our warehouse facilities mature in the next twelve months, we expect to renew and extend the maturity of our warehouse facilities in the ordinary course of business. Our warehouse facilities bear interest at a spread over one month LIBOR, which was 5.32% as of June 30, 2007. The following is a summary by lender as of June 30, 2007.

	Committed Amount	Uncommitted Amount	Total Facility Amount	Maximum Portion Available for Wet Funding	Outstanding Principal Balance(3)	Expiration Date
	(dollars in thousands)
Warehouse Lender
Impac Warehouse	$50,000	$0	$50,000	$15,000	$2,748	June 14, 2008
Terwin Mortgage Warehouse	$50,000	$0	$50,000	$40,000	$49,450	April 17, 2008
Washington Mutual Bank, FA (1)	4,000	0	4,000	1,400	742	August 1, 2008
Washington Mutual Bank, FA (2)(4)	300,000	0	300,000	105,000	11,794	August 1, 2008

Total	$404,000	$0	$404,000	$161,400	$64,734

_________________

(1) Warehousing Credit and Security Agreement
(2) Early Purchase Facility
(3) As of March 31, 2007
(4) Outstanding balance is off balance sheet

         Impac Warehouse Lending Group Warehouse Facility. On June 14, 2007, we entered into a new repurchase facility with Impac Warehouse Lending Group with a maximum commitment of $50 million. This facility had a one year term and a cost of borrowing equal to the one-month LIBOR rate plus a spread between 2.0% and 4.0%. As of June 30, 2007, we had an outstanding balance of $2.7 million on this facility.

         Terwin Mortgage Warehouse Facility. On April 17, 2007, we entered into a new repurchase facility with Terwin Mortgage Warehouse with a maximum commitment of $50 million. This facility had a one year term and a cost of borrowing equal to the one-month LIBOR rate plus a spread between 2.25% and 3.25%. As of June 30, 2007, we had an outstanding balance of $49.5 million on this facility.

         Washington Mutual Warehouse Facility. We have a $4 million revolving credit facility with Washington Mutual. The cost of borrowing under this agreement is equal to one-month LIBOR plus a spread between 1.0% and 1.25% based on type of loan and period of time for which the loan is subject to the facility. As of June 30, 2007, we had an outstanding balance of 0.7 million on this facility.

         Washington Mutual Early Purchase Facility. We have an early purchase facility with Washington Mutual pursuant to which certain qualifying loans are acquired by Washington Mutual immediately upon origination. Under terms of this purchase agreement we retain the right to service the mortgage loans. As a condition of the acquisition of a mortgage loan by Washington Mutual, we assign to Washington Mutual the related commitment by a takeout investor to purchase the mortgage loan on a servicing released basis at a specified future date within 90 days of origination. Under this facility, the acquisition price for a mortgage loan is the lesser of 98% of the related takeout investor's purchase price or the original principal balance of the loan. If loans purchased under this facility are not sold to the takeout investor within 90 days they become "aged" and are subject to revaluation of the acquisition price. After an additional 90 days the loans become defective and the Company is required to repurchase them. Loan financings under this facility meet the criteria under SFAS No. 140 for the "transfer of financial assets" and therefore are accounted for as sales. Although SFAS 156, requires that all separately recognized servicing assets and liabilities be initially measured at fair value, management believes that for loans originated through this facility, the value of servicing rights for the short period prior to their sale to takeout investors is not material to the consolidated financial statements as of June 30, 2007 and no corresponding asset or liability has been recorded. Accordingly, the loans are not reflected in the consolidated balance sheets. Upon receipt of funds from a takeout investor, Washington Mutual releases its interest in the related loan and transfers excess funds related to the servicing rights to us. Loans for which a commitment from a takeout investor is not obtained within 90 days are transferred to our other warehouse facility with Washington Mutual described above. As of June 30, 2007, this early purchase facility had a maximum revolving purchase commitment of $300 million. As of June 30, 2007, we had utilized $11.8 million of this facility's maximum commitment. The mortgage interest income from loans originated through this facility from the time of funding to the date of their sale to a takeout investor was not material to the financial statements as of June 30, 2007 and therefore no asset or non-cash revenue has been recognized.

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

Off-Balance Sheet Arrangements

         In July 2004, we entered into an early purchase facility with Washington Mutual where qualifying loans are purchased by Washington Mutual immediately upon funding, provided that we retain the right to service and resell the loans to a takeout investor for a period of 90 days. Loan originations under provisions of this facility are recognized as sales of loans and are not reflected on our balance sheet. For loans that we originate through this facility, we recognize the origination fee and other lender fees at the time of funding and all corresponding commissions and fees to be paid are recognized immediately. If a loan is not purchased by a takeout investor within 90 days of the sale under the early purchase facility, we are required to repurchase those loans and the loans are put back on our balance sheet. As of June 30, 2007, loans with an aggregate warehouse liability of $11.8 million were subject to this off-balance sheet arrangement. Based on historical experience, total mortgage loans repurchased pursuant to a breach of this takeout investor requirement would not have a material impact to our statements of operation, and therefore have not been accrued for as a liability on our consolidated balance sheets. If we were to breach the takeout investor requirement and did not have sufficient funds to repurchase the related loans under this facility, that breach might trigger cross-defaults in our other warehouse facilities and have a material adverse effect on our business. In addition, if loan originations under provisions of this facility are not recognized as sales of loans and are required to be reflected on our balance sheet, we may breach financial covenants triggering defaults under our warehouse facilities which may have a material adverse effect on our business. Moreover, failure to obtain sales treatment under this facility may require us to restate our prior financial statements which may have a material adverse effect on our business.

Contractual Obligations and Commercial Commitments

         The following tables summarize our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of June 30, 2007.

	Payments Due by Period (dollars in thousands)
	Total	Less than one year	One to three years	Three to five years	After five years
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Warehouse facility - line of credit	$ 52,940	$ 52,940	-	-	-
Warehouse facility - repurchase agreements	11,794	11,794	-	-	-
Subordinated note	3,000	3,000	-	-	-
Operating leases	481	154	$327	-	-
Total contractual obligations	$68,215	$67,888	$327	-	-

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

        We record every repurchase demand as an obligation to repurchase. Many demands, however, are subsequently withdrawn or rescinded by the buyers once the deficiencies are cured. Typically a repurchase demand arising from early payment default that is resolved either by re-pricing the loan, where the buyer receives a discount and keeps the note without further recourse from early payment defaults, or by indemnifying the buyers against future losses. Once a loan is re-priced or the demand is rescinded we reduce our obligation accordingly. When we can not reach an agreement on re-pricing or we believe that we could mitigate losses more efficiently, we may repurchase the loan and hold it until its disposition. In certain cases, we may agree with the buyer that their servicer continues the foreclosure process of seriously delinquent loans and we reimburse the buyer for their actual loss after sales of the property. Our policy is to reserve for losses on loans that we are required to repurchase or are holding on our balance sheets.

        The following table summarizes the outstanding obligations to repurchase loans and loss reserves at respective dates.

	Obligations to Repurchase Loans
	(dollars in thousands)
	June 30, 2007	December 31, 2006
	(unaudited)
Obligations to repurchase	$87,226	$50,510

Reserve for impairment of mortgage loans	$14,553	$ 15,176

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

Industry Overview

        In the third quarter and fourth quarters of 2006, the non-prime mortgage market in which the Company operates was characterized by increased competition for loans and customers which simultaneously lowered profit margins on loans and caused lenders to be more aggressive in making loans to relatively less qualified customers. By the end of 2006, the non-prime mortgage industry was clearly being negatively impacted. The sustained pricing competition and higher risk portfolios of loans reduced the appetite for loans among whole loan buyers, who offered increasingly lower prices for loans, thereby shrinking profit margins for non-prime lenders. In addition, the higher levels of credit risk taken on by non-prime lenders resulted in higher rates of delinquency in the loans held for investment and an increasing frequency of early payment defaults and repurchase demands on loans that had been sold. These trends accelerated during the first quarter of 2007, and the industry experienced a period of turmoil which has continued into the second and third quarters of 2007.

        During the first eight months of 2007, a number of significant industry events occurred, including the following:

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

         People's Choice Home Loan, Inc., another significant non-prime mortgage originator, filed for bankruptcy protection (March 20th);

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

        H&R Block Inc. announced the sale of Option One Mortgage Corp. (“Option One”), another large non-prime mortgage originator, to an affiliate of Cerberus Capital Management with a transaction value equal to Option One’s tangible net assets as of the date of closing less $300 million (April 20th);

        WMC, a unit of General Electric Co., announced that it would cut 771 jobs (April 20th);

        Standard & Poor’s Ratings Service placed its credit ratings on 612 classes of residential mortgage-backed securities backed by U.S. non-prime collateral on “credit watch” with negative implications because of poor collateral performance, expectation of increasing losses on the underlying collateral pools, the consequent reduction of credit support, and changes that will be implemented with respect to the methodology for rating new transactions (July 10);

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

        Countrywide Financial Corp.‘s second-quarter net income fell 33% because of softening home prices. Countrywide cut its 2007 earnings estimate because it expects a challenging second half, including difficulty in the housing and mortgage markets (July 24);

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

        MGIC Investment Corporation announced that it had concluded that the value of its investment in C-BASS had been materially impaired because the market for non-prime mortgages had experienced significant turmoil beginning in February 2007, with market dislocations accelerating to unprecedented levels beginning in approximately mid-July 2007 (July 30); and

        American Home Mortgage announced that it was unable to borrow on its credit facilities to fund its lending obligations of approximately $300 million on July 30 and that it did not anticipate funding approximately $450 to $500 million of lending obligations on July 31 (July 31).

        American Home Mortgage file for bankruptcy protection (August 6);

        HomeBanc files for bankruptcy protection (August 10);

        Aegis Mortgage files for bankruptcy protection (August 10);

         NovaStar Financial suspends loan originations (August 17);

        Countrywide Financial Corp., facing “unprecedented disruptions” to its funding operations, tapped an $11.5 billion credit line (August 16);

        Capital One shuts down its GreenPoint Mortgage subsidiary, cutting 1,900 jobs (August 20), and

        Lehman Brothers announced the closing of its subprime subsidiary, BNC Mortgage LLC (August 22)

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

        All of these general market conditions may affect the performance of the mortgage loans originated by us in the quarter and, even if they do not affect performance, have and continue to adversely affect our operations, earnings, originations and common stock price.

        The Company also had significant cash outlays in 2007 to (1) repurchase loans sold to third parties during 2007 and earlier years and/or (2) enter into settlement agreements with these third parties agreeing to pay them certain amounts over time in lieu of paying the obligation at the time of notification. When whole pools of mortgage loans are sold, the third party has recourse against the Company for certain borrower defaults. The cash the Company must have on hand to repurchase these loans is much higher than the principal amount of the loan as the Company generally must reimburse the investor for the remaining unpaid principal balance, any premium recapture, any unpaid accrued interest and any other out-of-pocket advances in accordance with the loan sale agreement.

        Conditions in the secondary markets, which began to stabilize in the second quarter of 2007, have worsened early in the third quarter as investor concerns increase over asset quality and a weakening of the United States housing market. As a result of the many uncertainties in the non-prime mortgage market (i.e. home price depreciation, home sales, credit quality, interest rates), the capital markets remain very volatile and less liquid and, at times have been and may in the future be effectively unavailable to the Company. The Company believes the existing conditions in the secondary markets are unprecedented since the Company’s inception and, as such, inherently involve significant risks and uncertainty. As a result, subsequent to the end of the second quarter the Company has been forced to further alter its business strategies and operations in response to market conditions.

Industry Overview – Company’s Response

        Due to the fact that the Company cannot sell the loans it originates at favorable prices, or at times at all, the Company has drastically reduced its staff, and suspended its mortgage origination business. The Company requires substantial cash to fund its business. We must originate loans at a profit in order to maintain our credit facilities and successfully fund our operations. Unless the secondary market returns to more rational levels, the Company’s survival is doubtful. The survival of our downsized operation is entirely dependent upon a return of a stabilized non-prime secondary market, the Company’s ability to attract loan origination personnel if the market stabilizes and the ability of the Company to locate third party investors to purchase the newly originated products. There can be no assurances that these events will occur or will be sufficient to fund our downsized operations. The Company cannot currently predict if the market conditions will ever return to a level under which mortgage loans can be originated and sold at a profit.

        The Company’s liquidity position was also severely impacted because of the 2007 market disruptions. To the extent that the Company’s lenders further reduce the value of the mortgage assets securing its warehouse repurchase agreements or otherwise reduce the amount the Company can borrow against its assets, the Company could be subject to additional margin calls and the amounts it can borrow could be reduced, which could materially adversely affect the Company’s liquidity.

        As a result of the implementation of tighter origination guidelines, the Company’s origination volumes have substantially decreased in the first and second quarter of 2007. The Company expects that its third quarter origination volume will be significantly lower than in the second quarter and that its cost to fund loans will significantly increase in the third quarter. In addition, the Company may experience additional mark-to-market losses on its mortgage loans held for sale which would likely result in further margin calls under its financing facilities. The Company may not have the necessary resources to satisfy further margin calls.

        Industry-wide tightening of underwriting guidelines and increases in interest rates may decrease refinancing opportunities for existing borrowers, which may result in fewer loans and increased defaults by borrowers, particularly those facing a resetting of their existing loan to a higher monthly payment. If borrower defaults continue or increase, the Company’s financial condition, liquidity and business prospects will be further adversely affected. Along with several other industry competitors, the Company terminated most of the products it offered in July 2007 due to investor concerns. In August 2007, in light of the continued and widely publicized volatility in the secondary markets, the Company suspended funding of all loan products it offered and currently the Company does not have any plans to originate these types of loans in the near future The Company does expect this decision to have a material impact on its financial condition and results of operations. There can be no assurance that the Company will have the financial resources necessary to fund the downsized operation if and until the secondary market stabilizes. During the second quarter, the secondary mortgage markets have deteriorated, become more unpredictable and volatile, making it more difficult to sell loans to investors.  In addition, because housing prices have declined, default and credit losses have increased; investors are requiring higher returns, reducing the value of our mortgage loans.  As a result, the loans have not performed up to expectations, the fair value of mortgage loans has deteriorated and the prices at which investors are willing to purchase our loan production has severely declined.  The underlying reason for the deterioration of industry conditions appears to be initially based on the relatively poor performance of loans originated in 2006.  This decline in performance has led to a lack of confidence by investors and lenders and their reluctance to invest/lend as aggressively.  These market conditions have also increased the Company’s loss severities during the second quarter. Many nonprime mortgage lenders were impacted by reduced liquidity and as a result, were required to scale back or cease operations.  Most market participants responded to changes in the marketplace with changes in product offering and tightening of underwriting guidelines.

         These market conditions required us to focus on preserving liquidity. We have received a significant amount of margin calls from our lenders.We cannot make any assurances we will satisfy margin calls received in the future.

        At this point, the Company is not funding any loans. In addition to the suspension of all loans, the Company has taken steps to significantly reduce operating expenses which include staff reductions and relocation of the Company’s main office to smaller quarters. Should the market conditions continue to deteriorate, we may take further steps including the orderly liquidation of the business.

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

        We require a significant amount of cash to fund our mortgage loan originations, to pay our mortgage loan origination expenses and to hold our mortgage loans pending sale. We also need cash to meet our working capital requirements, debt repayment obligations and other cash needs. We may also require cash to meet margin calls under the terms of our warehouse facilities if there is a decline in the market value of the mortgage loans that collateralize our indebtedness under our warehouse facilities and we may require cash for any loan repurchase obligations that we may have.

         To the extent we fund loans, we expect that our primary sources of cash to fund our operations will consist of:

  our warehouse facilities;
  repurchase agreements;
  the net interest income we receive from our mortgage loan portfolio;
  our operating profits;
  the proceeds from the sale or repayment of our mortgage loans; and
  the net proceeds from any offerings of our equity or other debt securities.

        We cannot assure you that we will be able to generate the amount of cash required to successfully execute our business plan. Our inability to access the capital markets could have a negative impact on our operations and ability to generate income. We have significantly downsized our mortgage operations as of the date of this filing we are not accepting any new loan applications. Prolonged continuation of such a period may significantly jeopardize our future operations and existence as a going concern.

We depend on our warehouse facilities to execute our business plan and our inability to access funding could have a material adverse effect on our results of operations, financial condition, and business.

        Our ability to fund our mortgage loans depends to a large extent upon our ability to secure warehouse financing on acceptable terms. The Mortgage Store currently funds the mortgage loans it originates through warehouse facilities under which it is the borrower. We can provide no assurance that we will be successful in establishing sufficient warehouse facilities either by increasing the amounts available under existing warehouse facilities or by the addition of new warehouse facilities. The majority of The Mortgage Store’s current warehouse facilities contain a sub-limit for “wet” funding, which is the funding of loans for which the collateral custodian has not yet received the related loans documents. Substantially all of our mortgage loans are initially “wet” funded. As of June 30, 2007, the aggregate amount of funds available to “wet” fund loans under the warehouse facilities was approximately $161.4 million.

        As of June 30, 2007, we financed substantially all of our existing loans through three warehouse facilities with two financial institutions. Each of our existing warehouse facilities is renewable for one-year terms. Because our warehouse facilities are short-term commitments of capital, the lenders may respond to market conditions, which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to renew our existing warehouse facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail our mortgage loan origination activities. This would result in decreased revenues and profits from mortgage loan sales.

        It is possible that the lenders that provides us with financing, either under our existing warehouse facilities or under any new warehouse facilities, could experience changes in their ability to advance funds to us, independent of our performance or the performance of our mortgage loans. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the warehouse facilities they provide to us. Our lenders also may revise their eligibility requirements for the types of residential mortgage loans they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Financing of equity based lending, for example, may become more difficult in the future. Moreover, the amount of financing we receive under our mortgage loan warehouse facilities is directly related to the lender’s valuation of the mortgage loans that secure the outstanding borrowings. Our current mortgage loan warehouse facilities grant the respective lender the absolute right to reevaluate the market value of the mortgage loans that secure our outstanding borrowings at any time. In the event a lender determines that the value of the mortgage loans has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional mortgage loans to such lender without any advance of funds from the lender for such transfer of mortgage loans or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition, and business.

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

We have operated under waivers provided by lenders with respect to certain covenants on our credit facilities. A failure to obtain such waivers can result in the lender’s ability to accelerate repayment.

         Certain of our reverse repurchase agreements contain numerous representations, warranties and covenants, including requirements to maintain a certain minimum net worth, to maintain minimum equity ratios, to maintain certain profitability levels and other customary debt covenants. Events of default under these facilities can constitute a material breach of representations and warranties and as such allows the lenders to pursue certain remedies which may constitute a cross default under other agreements. Such acts may cause us to lose the ability to access these financing facilities or to lose the right to a timely liquidation of any assets on such facilities. There can be no assurance that we can continue to obtain such waivers and as such the lenders will have the right to accelerate our repayment obligations which may have an adverse impact on our ability to fund mortgage loans and to be profitable.

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

        As a result, during these periods, many mortgage originators, including us, may be unable to access the secondary markets on favorable terms. This may result in some companies declaring bankruptcy. Some companies, like us, may be required to sell loans on a whole loan basis to repay short-term borrowings. However, the large amount of mortgages available for sale on a whole loan basis may create an oversupply and affect the pricing offered for these mortgages, which in turn may reduce the value of the collateral underlying the financing facilities. Therefore, many providers of financing facilities may initiate margin calls. Margin calls may result when our lenders evaluate the market value of the collateral securing our financing facilities and require us to provide them with additional equity or collateral to secure our borrowings. As of June 30, 2007, we had a total margin call of $4.6 million from our warehouse lines. We have received a significant amount of margin calls from our lenders and continue to receive margin calls due to the current market environment, we intend to satisfy these margin calls; however, we cannot make any assurances we will satisfy margin calls received in the future. We also cannot provide any assurances that we will not receive additional margin calls in the future.

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

        We transfer and intend to transfer mortgages acquired and originated by us to third parties in exchange for cash. The purchaser will have recourse against us with respect to the breach of the standard representations and warranties made by us at the time such mortgages are transferred. While we generally have recourse against our customers for any such breaches, there can be no assurance of our customers’ abilities to honor their respective obligations. Also, we engage in whole loan sales pursuant to agreements that generally provide for recourse by the purchaser against us in the event of a breach of one of our representations or warranties, any fraud or misrepresentation during the mortgage origination process, or upon early default on such mortgage. We generally limit the potential remedies of such purchasers to the potential remedies we receive from the customers from whom we acquired or originated the mortgages. In some cases, however, the remedies available to a purchaser of mortgages from us may be broader than those available to us against the sellers of the mortgages and should a purchaser enforce its remedies against us, we may not always be able to enforce whatever remedies we have against our customers. Furthermore, if we discover, prior to the sale or transfer of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then we may not be able to sell the mortgage or we may have to sell the mortgage at a discount. As of June 30, 2007, we had $87.2 million in outstanding repurchase obligations. We cannot make any representation that in the future there will not be any additional repurchase requests made to us by our third party investors.

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

A prolonged economic downturn or recession would adversely affect our financial results.

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

        We do not set limitations on the percentage of our long-term mortgage origination for properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our exposure to the economic and natural hazard risks associated with that area. Since inception, a significant portion of the mortgage loans we have originated have been secured by property in California. For the three months and six months ended June 30, 2007 and 2006 approximately 76.4% and 75.1%, and 70.9% and 69.1% by loan amount respectively, of the loans we originated were collateralized by property located in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or wildfire, in California could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans in our portfolio or that we have sold to others. This could restrict our ability to originate or sell mortgage loans or cause losses in our investment portfolio, and significantly harm our business, financial condition, liquidity and results of operations.

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

The residential mortgage origination business is a cyclical industry, and it has recently been at a relatively depressed level and is expected to decline in subsequent years, which could reduce our current levels of loan origination and our ability to generate net income in the future.

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

Current and anticipated deterioration in the housing market will adversely effect our results of operations by resulting in lower loan volumes, lower loan prices and increased loss severities.

         During the second quarter of 2007 the mortgage industry and the residential housing market continued to deteriorate as home prices declined. The difficulty that arose as a result of this has spread across various mortgage sectors, including the market in which we operate. A continued decline, or a lack of increase in real estate values, may result in additional increases in delinquencies and losses on our mortgage inventory both held for sale and held for investment. Deterioration and decline in the housing industry can also adversely affect sales in the secondary mortgage market as investors may have concerns about mortgage payment defaults thereby adversely decreasing the price in the secondary market of loans that we own, originate and acquire. Furthermore, changes in market conditions may cause us to re-evaluate our strategy regarding certain assets that could result in additional valuation adjustments relating to our loan portfolio and real estate owned. If market conditions continue to deteriorate, we may need to continue to reassess the market value of loans held for sale, the loss severities of loans in default and the net realizable value of our real estate owned, which may result in additional write-offs in the future, and future margin calls.

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

        While in recent years, we have experienced rapid growth due to the current market conditions we are restructuring our workforce and streamlining our operations.  We have instituted a cost reduction strategy to align our cost structure to our revenues.  This has resulted in lay offs and cost reductions and may result in further such actions depending on future market conditions. This has placed, and will continue to place, certain pressures on our management, administrative, operational, and financial infrastructure. As of June 30, 2007 and December 2006, we had 104 and 342 salaried employees, respectively, in addition to 107 and 101 commission-based employees, respectively. The decrease in the size of our operations may make it more difficult for us to ensure that we originate quality mortgage loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment to preserve and increase our market share. At the same time, we will need to continue to adjust and our financial, operational and managerial systems and controls. We also intend to continue to grow our business in the future, which could require capital, systems development and human resources beyond what we currently have. As a result of these pressures, we cannot assure you that we will be able to:

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

        We depend upon our wholesale account executives and retail mortgage loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers, and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers, account executives, and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves our company there is an increased likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. We cannot guarantee that we will be able to attract or retain qualified personnel at reasonable costs or at all. If we are unable to attract or retain a sufficient number of skilled executive officers, account executives, or loan officers, we will be unable to effectuate our business strategy. Further, due to deterioration of the secondary markets we may be unable to retain our employees and their services.

If we are unable to maintain and expand our network of independent brokers, our loan origination business may decrease.

        A significant majority of our originations of mortgage loans come from independent brokers. For the six months ended June 30, 2007, approximately 600 brokers, from a list of over 5,000 approved brokers, submitted loans to us; no broker represented more than 5% of our loan originations. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity, and results of operations.

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

        We believe the risks associated with our business will be more acute during periods of declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing homes to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings. Furthermore, declining real estate values will likely reduce our volume of refinancings and debt consolidation loans as the level of home equity available to secure such loans will be reduced. A cash-out refinancing occurs when a borrower obtains a new mortgage loan in an amount that exceeds the existing balance on the current mortgage in order to refinance the original mortgage and receive additional cash for other uses such as paying down or off consumer debt with a higher interest rate than on the mortgage loan. For the three and six months ended June 30, 2007, approximately 52.4% and 48.0%, by loan amount, of our loan originations were refinancings and debt consolidation loans. In addition, declining real estate values significantly increase the likelihood that we will incur increased foreclosures and losses on our loans in the event of default. Therefore, any sustained period of declining real estate values could adversely affect both our net interest income from loans in our portfolio, as well as our ability to originate and sell loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions. We are currently experiencing acute depreciation in real estate values. Such sustained depreciation can severely affect our operations.

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

Current conditions in the secondary market could materially impact our finances, earnings and our business operations

         As a result of the unprecedented uncertainty and disruption in the capital markets and secondary mortgage markets we are making changes in our business strategies and operations. The reduced liquidity and investor demand for mortgage loans and mortgage backed securities, and the increased yield requirements for such instruments, may continue or get worse in the future. We have suspended the origination and purchase of all loans. Traditionally we have sold all our loans to the secondary markets. The current disruption in that market caused by, among other things, an increased default rate on residential mortgage loans, an increase in the number of ratings downgrades with respect to bonds issued in connection with securitization of loans, the lack of liquidity in the bond market and the financial condition of many companies that typically participate in this market have negatively affected our ability to access the secondary market for our mortgage loans. This, coupled with the lack of a market for the sale of whole loans, and the fact that if such sales are negotiated they may be on terms and conditions less favorable or profitable than they have historically been, has also adversely affected the securitization market. As a result we cannot assure you that we will have purchasers for our loans on terms and conditions that will be profitable to us at all. An inability to obtain long term funding for our mortgage loans on attractive terms or a continued weakness in the markets demand for our mortgage loans or securities would harm our results of operations, financial condition, liquidity and business prospects and could result in defaults under our short term financing arrangements for such assets. Realigning our operations with these changes in the market could substantially decrease our loan originations. Furthermore, we could be forced to sell assets on unfavorable terms or to seek additional means to reduce losses or raise funds, including without limitation reducing, eliminating or disposing of our mortgage origination, mortgage purchasing, or other operations.

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

        While we believe that we currently have adequate internal control procedures in place, we are evaluating our internal control systems to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. During this process, we will identify what might be deemed to be potential control deficiencies and will establish a process to investigate and, as appropriate, remediate such matters before the required deadline. We like all other public companies, are incurring additional expenses and taking significant amounts of management’s time in an effort to comply with Section 404. Although we have made this project a top priority, we cannot assure you that all potential control deficiencies will be remediated before the mandated deadline or that we will receive an unqualified opinion from our external auditors regarding our internal controls over financial reporting.

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

        Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. The issuance of additional shares of our common stock may be available for sale in the public markets. In addition, a substantial number of shares of our common stock may, pursuant to employee benefit plans, be issued or reserved for issuance from time to time and these shares of common stock may be available for sale in the public markets from time to time. We presently have 1,637,725 shares of our common stock subject to options that are immediately exercisable and an additional 170,275 shares subject to options that vest over the next five years. We cannot predict the effect that future sales of shares of our common stock will have on the market price of our common stock.

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

Interest Rate Simulation Sensitivity Analysis

        Changes in market interest rates may affect our gain (loss) from sales of mortgage loans. At June 30, 2007 we held $33.3 million in loans that had not been committed for sale. Increases in interest rate would adversely affect revenue to be realized from uncommitted loans. Likewise, any decrease in interest rates would have a positive impact on the uncommitted loans.

        The following table summarizes impact of -100 basis points (bps), -50 bps, +50 bps and +100 bps changes in the prevailing market rates on the pricing premiums we would collect from sales of these loans, compared to no change in prevailing rates. Since we do not recognize the revenue until loans are sold, the impact of interest rate change will be on our future income from uncommitted loans.

Change in interest rate (bps)	-100	-50	50	100

Change in income from sales of uncommitted loans (dollars in millions)	0.157	0.057	(0.235)	(0.782)

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

        As of June 30, 2007, we conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective.

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

        A material weakness is a control deficiency, or combination of control deficiencies (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005, which were subsequently remediated in 2006. As of December 31, 2006 and June 30, 2007, our disclosure controls and procedures were effective:

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
  The Company did not maintain effective controls to ensure there are adequate analysis, documentation, reconciliation, and review of accounting records and supporting data.

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

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in ITEM 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
November 14, 2007