Form 10-Q/A
period 2007-06-30
TMSF HOLDINGS INC.
filed 2008-01-18
CIK 1100125

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A
Amendment No.1

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

                   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  | No |X|

                  As of September 30, 2007, there were 15,000,000 shares of common stock outstanding ($0.001 par value).

		Pa	ge
		Nu	mber
	EXPLANATORY NOTE		1
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2007 (restated) (unaudited)
	and December 31, 2006		1

	Consolidated Statements of Income (Loss) for the three months and six months ended
	June 30, 2007 (restated) (unaudited) and 2006 (unaudited)		2

	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2007 (restated) (unaudited) and 2006 (unaudited)		3

	Notes to the Restated Consolidated Financial Statements (unaudited)		4

Item 2	Management Discussion and Analysis of Financial Condition
	and Results of Operations		16

Item 3	Quantitative and Qualitative Disclosures
	About Market Risk		44

Item 4	Controls and Procedures		45

PART II	OTHER INFORMATION

Item 1	Legal Proceedings		46

Item 1A	Risk Factors		46

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		46

Item 3	Defaults Upon Senior Securities		46

Item 4	Submission of Matters to a Vote of Securities Holders		46

Item 5	Other Information		46

Item 6	Exhibits		46

EXPLANATORY NOTE

         We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 to amend and restate our financial statements as of and for the three and six months ended June 30, 2007. The restatement is to correct errors in the amounts of our non-current income tax payable and related provision for income taxes. The effect is a decrease in the non-current income tax payable at June 30, 2007 of $5,592,875 and a decrease in the provision for income taxes of $5,592,875 for the three and six months ended June 30, 2007. The following sections of this Form 10-Q/A have been revised to reflect the restatement: Part I - Item I - Financial Statements and Part I - Item II - Management's Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, readers should not rely upon our previously filed financial statements and other financial information as of and for the three and six months ended June 30, 2007.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2007 (unaudited) and December 31, 2006

ASSETS
	June 30, 2007 (restated)	December 31, 2006
	(Unaudited)
Current assets
Cash and cash equivalents	$11,027,574	$14,969,140
Mortgage loans held for sale	25,354,570	93,593,135
Mortgage loans to be repurchased	87,225,821	50,510,160
Reserve for impairment of mortgage loans	(14,553,000)	(15,175,866)
Prepaid expenses	1,174,394	580,030
Warehouse receivables	2,311,191	6,601,869
Other receivables and employee advances
(net of $208,125 and $208,125, respectively,
of allowance for bad debts)	343,658	263,551
Real estate owned (net of $1,500,000, and $1,966,637,
respectively, of loss reserves)	3,643,657	4,967,362
Income tax receivable	1,183,860	163,691
Deferred tax asset - current	-	7,894,622
Total current assets	117,711,725	164,367,694

Restricted cash	1,923,834	297,530
Loans held for investment (net of $3,035,000, and $0, respectively, of loss reserves)	36,758,876	-
Property and equipment (net of $1,462,117, and $1,156,315,
respectively, of accumulated depreciation)	781,607	880,078
Deferred tax asset - non-current	-	35,623
Deposits and other assets	221,896	197,723
TOTAL ASSETS	$157,397,938	$165,778,648

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Warehouse lines of credit	$52,676,496	$85,209,074
Obligations to repurchase mortgage loans	87,225,821	50,510,160
Accounts and other payables	8,863,520	7,605,455
Accrued expenses	830,863	1,168,366
Subordinated note payable	3,000,000	3,000,000
Total current liabilities	152,596,700	147,493,055
Income taxes payable	5,682,539	-

TOTAL LIABILITIES	158,279,239	147,493,055

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value
100,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value
30,000,000 shares authorized,
15,000,000 shares issued and outstanding	15,000	15,000
Additional paid-in capital	3,285,971	3,242,402
Retained earnings (accumulated deficit)	(4,182,272)	15,028,191

Total stockholders’ equity (deficit)	(881,301)	18,285,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$157,397,938	$165,778,648

        The accompanying notes are an integral part of these financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Three Months and Six Months Ended June 30, 2007 (unaudited) and 2006 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007 (restated)	2006	2007 (restated)	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income
Income (loss) from sale of mortgage loans	$(537,646)	$16,083,566	$12,499,800	$25,820,706
Mortgage interest income	1,306,096	5,214,604	5,806,538	8,818,317
Commission fee income	21,632	176,413	184,702	411,824

Total loan income	790,082	21,474,583	18,491,040	35,050,847

Costs of loan origination and sale of
mortgages

Commissions	384,500	4,725,987	3,293,884	7,174,010
Warehouse interest expense	1,341,924	4,685,121	5,446,550	7,729,908
Appraisals	205,482	509,279	620,170	891,709
Credit reports	23,970	59,817	76,280	105,248
Warehouse fees	80,458	84,047	137,929	135,081
Provision for impairment of
mortgage loans	14,266,538	139,473	17,707,993	1,022,651
Other costs	26,441	8,722	63,072	32,825

Total costs of loan origination
and sale of mortgages	16,329,313	10,212,446	27,345,878	17,091,432

Gross profit (loss)	(15,539,231)	11,262,137	(8,854,838)	17,959,415

Operating expenses

Salaries	2,689,877	6,027,864	7,585,424	10,970,865
General and administrative	1,427,157	1,986,377	2,817,059	3,547,703
Occupancy	145,802	210,527	345,697	428,613

Total operating expenses	4,262,836	8,224,768	10,748,180	14,947,181

Income (loss) from operations	(19,802,067)	3,037,369	(19,603,018)	3,012,234

Other income (expense)
Interest income (expense)	(122,757)	40,953	(186,916)	89,912
Other income (expense)	(7,466)	26,812	(7,210)	27,475
Income (loss) from sales of REO assets	771,190	-	1,092,661	213

Total other income (expense)	640,967	67,765	898,535	117,600

Income (loss) before provision
for income taxes	(19,161,100)	3,105,134	(18,704,483)	3,129,834

Provision for income taxes	289,154	1,283,318	505,980	1,300,348

Net income (loss)	$(19,450,254)	$1,821,816	$(19,210,463)	$1,829,486

Basic earnings (loss) per share	$(1.30)	$0.12	$(1.28)	$0.12

Diluted earnings (loss) per share	$(1.30)	$0.12	$(1.28)	$0.12

Basic weighted-average common
shares outstanding	15,000,000	15,000,000	15,000,000	15,000,000

Diluted weighted-average
common shares outstanding	15,000,000	15,612,928	15,000,000	15,896,488

The accompanying notes are an integral part of these consolidated financial statements.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2007 (unaudited) and 2006 (unaudited)

	Six Months Ended June 30,
	2007 (restated)	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$ (19,210,463)	$ 1,829,485
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	(305,802)	223,797
Provision for impairment of
mortgage loans	(1,089,502)	464,541
Provision for impairment of
loans held for investment	3,035,000	-
Share based compensation expense	43,569	80,419
Options granted for consulting services	-	16,500
(Increase) decrease in
Mortgage loans held for sale	68,238,565	(22,796,881)
Loans held for investment	(39,793,876)	-
Mortgage loans to be repurchased	(36,715,661)	(11,653,025)
Prepaid expenses	(594,362)	(228,193)
Other receivables and employee advances, net	(80,107)	206,040
Warehouse receivables	4,290,678	(2,517,060)
Deposits and other assets	(24,173)	(359,335)
Income tax receivable	(1,020,169)	-
Deferred tax asset	7,930,245	-
Income taxes payable	5,682,539	-
Increase (decrease) in
Accounts and other payables	1,258,065	1,921,393
Obligation to repurchase mortgage loans	36,715,661	11,653,025
Accrued expenses	(337,506)	945,704
Accrued income taxes	-	(965,321)

Net cash provided by (used in) operating activities	28,022,701	(21,178,911)

Cash flows from investing activities

Decrease (increase) in restricted cash	(1,626,304)	168,021
Net proceeds from real estate owned	1,790,342	(1,063,191)
Purchase of property and equipment	404,273	(256,849)

Net cash provided by (used in) in investing activities	568,311	(1,152,019)

Cash flows from financing activities
Warehouse lines of credit, net	(32,532,578)	20,477,168

Net cash provided by (used in) financing activities	(32,532,578)	20,477,168

Net decrease in cash and cash equivalents	(3,941,566)	(1,853,762)

Cash and cash equivalents, beginning of period	14,969,140	10,247,233

Cash and cash equivalents, end of period	$ 11,027,574	$ 8,393,471

Supplemental disclosures of cash flow information

Interest paid	$ 5,985,875	$ 4,164,855

Income taxes paid	$ 74,919	$ 2,265,683
Income tax refund received	$ 12,161,554	$ -

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — ORGANIZATION AND LINE OF BUSINESS

General

        TMSF Holdings, Inc. and subsidiaries (the “Company”) is a financial holding company that previously operated as Little Creek, Inc. In November 2002, the Company acquired The Mortgage Store Financial, Inc. and changed its name to TMSF Holdings, Inc. Prior to the acquisition of The Mortgage Store Financial, Inc., Little Creek, Inc. had no significant operational activity. The Mortgage Store Financial, Inc. was incorporated on August 25, 1992. The Company (as defined in Note 3) is licensed by the California Department of Corporations and respective agencies in 39 other states. The Company is principally engaged in the origination and purchase of residential mortgage loans. Generally, such loans are subsequently sold to financial institutions or to other entities that sell such loans to investors as a part of secured investment packages. The Company has obtained approval from the Department of Housing and Urban Development to act as a non-supervised mortgagee.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         The Company has restated financial statements as of and for the three and six months ended June 30, 2007. The restatement is to correct errors in the amounts of our non-current income tax payable and related provision for income taxes. The effect is a decrease in the non-current income tax payable at June 30, 2007 of $5,592,875 and a decrease in the provision for income taxes of $5,592,875 for the three and six months ended June 30, 2007.

         Based on the foregoing, the Company has determined the effect of the correction of this error on its previously issued financial statements for the three and six months ended June 30, 2007, as presented below.

TMSF HOLDINGS, INC. AND SUBSIDIARIES
EFFECT OF RESTATEMENT
CONSOLIDATED BALANCE SHEET
June 30, 2007 (unaudited)

	As originally reported	Restatements	As restated
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Total current liabilities	$152,596,700	-	$152,596,700
Income taxes payable	11,275,414	$ (5,592,875)	5,682,539
TOTAL LIABILITIES	163,872,114	(5,592,875)	158,279,239
Stockholders’ equity (deficit)
Retained earnings (accumulated deficit)	(9,775,147)	5,592,875	(4,182,272)
Total stockholders’ equity (deficit)	(6,474,176)	5,592,875	(881,301)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$157,397,938	$ -	$157,397,938

TMSF HOLDINGS, INC. AND SUBSIDIARIES
EFFECT OF RESTATEMENT
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Three Months and Six Months Ended June 30, 2007 (unaudited)

	Three Months Ended			Six Months Ended
	As originally reported	Restatements	As restated	As originally reported	Restatements	As restated
Income (loss) before provision
for income taxes	$(19,161,100)	-	$(19,161,100)	$(18,704,483)	-	$(18,704,483)
Provision for income taxes	5,882,029	$(5,592,875)	289,154	6,098,855	$(5,592,875)	505,980
Net income (loss)	$(25,043,129)	$(5,592,875)	$(19,450,254)	$(24,803,338)	$(5,592,875)	$(19,210,463)
Basic earnings (loss) per share	$(1.67)	$(0.37)	$(1.30)	$(1.65)	$(0.37)	$(1.28)
Diluted earnings (loss) per share	$(1.67)	$(0.37)	$(1.30)	$(1.65)	$(0.37)	$(1.28)

TMSF HOLDINGS, INC. AND SUBSIDIARIES
EFFECT OF RESTATEMENT
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2007 (unaudited)

	As originally reported	Restatements	As Restated
Cash flows from operating activities
Net income (loss)	$ (24,803,338)	$ 5,592,875	$ (19,210,463)
(Increase) decrease in
Deferred tax asset	19,205,659	(11,275,414)	7,930,245
Income taxes payable	-	5,682,539	5,682,539
Net cash provided by (used in) operating activities	28,022,701	-	28,022,701
Cash flows from investing activities
Net cash provided by (used in) in investing activities	568,311	-	568,311
Cash flows from financing activities
Net cash provided by (used in) financing activities	(32,532,578)	-	(32,532,578)
Net decrease in cash and cash equivalents	(3,941,566)	-	(3,941,566)
Cash and cash equivalents, beginning of period	14,969,140	-	14,969,140
Cash and cash equivalents, end of period	$ 11,027,574	$ -	$ 11,027,574

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         On October 28, 2007 the Company received notification from the agency representing the insurance carrier informing the Company that each claim submitted under the Contingent Mortgage Impairment Repurchase Protection policy has been denied. The aggregate limits of liability for the carrier is $4,000,000 annual aggregate. The Company believes that it is covered under the policy and will take the steps necessary to protect its claim against the carrier. Due to the uncertainties of the claim, the Company has established additional reserves of $4.0 million.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        For the three months ended June 30, 2007 and 2006 the Company had basic and diluted EPS as follows:

	Three Months Ended June 30,
	2007 (restated)			2006
	Net Loss	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Net income (loss), weighted
average shares outstanding
and basic EPS	$ (19,450,254)	15,000,000	$ (1.30)	$ 1,821,816	15,000,000	$ 0.12
Effect of dilutive securities:
Dilutive stock options	-	-	-	-	612,928	-
Net income (loss), weighted
average shares outstanding
and diluted EPS	$ (19,450,254)	15,000,000	$ (1.30)	$ 1,821,816	15,612,928	$ 0.12

         For the six months ended June 30, 2007 and 2006 the Company had basic and diluted EPS as follows:

	Six Months Ended June 30,
	2007 (restated)			2006
	Net Loss	Shares	Per-Share Amount	Net Income	Shares	Per-Share Amount
Net income (loss), weighted
average shares outstanding
and basic EPS	$ (19,210,463)	15,000,000	$ (1.28)	$ 1,829,486	15,000,000	$ 0.12
Effect of dilutive securities:
Dilutive stock options	-	-	-	-	896,488	-
Net income (loss), weighted
average shares outstanding
and diluted EPS	$ (19,210,463)	15,000,000	$ (1.28)	$ 1,829,486	15,896,488	$ 0.12

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Note 4 — CONCENTRATION OF CREDIT RISK

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

Note 5 – LOSS RESERVES

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

Note 6 – REAL ESTATE OWNED

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

Note 7 — WAREHOUSE LINES OF CREDIT

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

Note 7 — WAREHOUSE LINES OF CREDIT (Continued)

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

Note 8 – SUBORDINATED NOTE PAYABLE

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

Note 9 — COMMITMENTS AND CONTINGENCIES

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

Note 10 — INCOME TAXES

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

NOTE 10 — INCOME TAXES (Continued)

        The following table presents the current tax provision for Federal and state income taxes for the six months ended June 30, 2007 and 2006, at an effective tax rate of -2.7%:

	For the Six Months Ended June 30,
	2007 (restated)	2006
Current
Federal	$505,980	$984,587
State	-	315,761

Provision for income taxes	$505,980	$1,300,348

         As of January 1, 2007, the Company did not have any unrecognized tax benefits. As of June 30, 2007, the Company has provided reserve for the following uncertain tax positions due to the following facts:

  The Company does not anticipate receiving a tax benefit from the net operating loss in 2007 as the Company ceased to actively participate in the mortgage loan business.
  The Company has filed amended 2006, 2005, and 2004 tax returns and received federal tax refunds of $12.1 million and California State tax refund of $1.2 million in June and July 2007, respectively. As the amended tax returns are subject to further inspection from the tax authorities, the Company has recorded the amounts as non-current tax payable.

        Income tax expense differs from the amounts computed by applying the United States Federal income tax rate of 34.0% to income taxes as a result of the following for the six months ended June 30, 2007 and 2006:

	For the Six Months Ended June 30,
	2007 (restated)		2006
	Amount	Percentage of pretax income	Amount	Percentage of pretax income

Federal tax on pretax income at statutory rates	$(6,359,524)	34.0%	$1,064,143	34.0%
State tax, net of Federal benefit	(1,212,719)	6.5%	208,402	6.7%
Valuation allowance for deferred tax assets	5,037,088	(26.9)%	-	-
FIN 48 liability adjustment	5,682,539	(30.4)%	-	-
Other	(2,641,404)	(14.1)%	27,803	0.9%

Total	$505,980	(2.7)%	$1,300,348	41.5%

Note 11 — STOCK OPTIONS

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

Note 12 — RELATED PARTY TRANSACTIONS

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

Note 13 — SUBSEQUENT EVENTS

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

Financial Highlights for the Quarters Ended June 30, 2007 and 2006

        Net income (loss). For the three months and six months ended June 30, 2007 and 2006 we had income (loss) before provision for income taxes of approximately $(19.2) million and $(18.7) million, and $3.1 million and $3.1 million, respectively. Net income (loss) was approximately $(19.4) million and $(19.2) million, and $1.8 million and $1.8 million, respectively, or approximately $(1.30) and $(1.28), and $0.12 and $0.12 per basic common share, respectively, and $(1.30) and $(1.28), and $0.12 and $0.12 per diluted common share, respectively.

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

Results of Operations

        Results of operations for the three months and six months ended June 30, 2007 and 2006 (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income	Amount	Amount	Amount	Amount
Income from sale of mortgage loans	$(538)	$16,083	$12,500	$25,821
Mortgage interest income	1,306	5,215	5,806	8,818
Commission fee income	22	176	185	412
Total loan income	790	21,474	18,491	35,051

Costs of loan origination and sale of
mortgage loans
Commissions	385	4,726	3,294	7,174
Warehouse Interest expense	1,342	4,685	5,447	7,730
Provision for impairment of
mortgage loans	14,266	139	17,708	1,023
Other closing expenses	336	662	897	1,165
Total costs of loan origination
and sale of mortgage loans	16,329	10,212	27,346	17,092

Gross profit (loss)	(15,539)	11,262	(8,855)	17,959

Operating expenses
Salaries	2,690	6,028	7,585	10,971
Occupacy	146	211	346	429
General and administrative	1,427	1,986	2,817	3,548
Total operating expenses	4,263	8,225	10,748	14,948

Income (loss) from operations	(19,802)	3,037	(19,603)	3,011

Other income (expense)	641	68	899	118

Income (loss) before provision
for income taxes	(19,161)	3,105	(18,704)	3,129
Provision for (benefit from) income taxes	289	1,283	506	1,300
Net income (loss)	$(19,450)	$1,822	$(19,210)	$1,829

         Following table sets forth the results of operations as a percentage of total loan income for the three and six months ended June 30, 2007 compared to the same periods in 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loan income	Amount	Amount	Amount	Amount
Income from sale of mortgage loans	(68.0)%	74.9%	67.6%	73.7%
Mortgage interest income	165.3%	24.3%	31.4%	25.1%
Commission fee income	2.7%	0.8%	1.0%	1.2%
Total loan income	100.0%	100.0%	100.0%	100.0%

Costs of loan origination and sale of
mortgage loans
Commissions	48.7%	22.0%	17.8%	20.5%
Warehouse Interest expense	169.8%	21.8%	29.5%	22.1%
Provision for impairment of
mortgage loans	1805.7%	0.7%	95.7%	2.9%
Other closing expenses	42.6%	3.1%	4.9%	3.3%
Total costs of loan origination
and sale of mortgage loans	2066.8%	47.6%	147.9%	48.8%

Gross profit (loss)	(1966.8)%	52.4%	(47.9)%	51.2%

Operating expenses
Salaries	340.5%	28.1%	41.0%	31.3%
Occupacy	18.4%	1.0%	1.9%	1.2%
General and administrative	180.6%	9.2%	15.2%	10.1%
Total operating expenses	539.5%	38.3%	58.1%	42.6%

Income (loss) from operations	(2506.3)%	14.1%	(106.0)%	8.6%

Other income (expense)	81.1%	0.3%	4.9%	0.3%

Income (loss) before provision
for income taxes	(2425.2)%	14.4%	(101.1)%	8.9%
Provision for income taxes	36.6%	6.0%	2.7%	3.7%
Net income (loss)	(2461.8)%	8.4%	(103.9)%	5.2%

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

         Provision for income taxes. Provision for income taxes decreased to $0.3 million and $0.5 million for the three months and six months ended June 30, 2007 from $1.3 million and $1.3 million for the three months and six months ended June 30, 2006, respectively. This decrease was a result of accrual of tax liability on uncertain tax position related to the income tax refund and a loss before taxes of $19.2 million and $18.7 million for the three months and six months ended June 30, 2007 compared to income before taxes of $3.1 million and $3.1 million for the three months and six months ended June 30, 2006, respectively.

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

	Six months ended June 30,
	2007	2006
	(dollars in millions)
Loans originated for sale	$ (431.6)	$ (964.7)
Proceeds from sales	605.1	884.0
Other	(145.5)	101.9

Net cash provided by (used) in operations	$28.0	$ (21.2)

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
January 17, 2008